Form 10KSB
period 2002-12-31
OXFORD TECHNOLOGIES INC
filed 2003-03-31
CIK 1169567

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 10-KSB

(Mark One)

   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2002

   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No. 000-49854

                         OXFORD TECHNOLOGIES CORP.
               ------------------------------------------------------
                     (Name of Small Business Issuer in its Charter)

                Delaware                           04-3615974
     -------------------------------   -----------------------------------
     (State or other jurisdiction      (I.R.S. Employer Identification No.)
   of incorporation or organization)

        524 Westgate Drive, Edison, New Jersey               08820
     ---------------------------------------------  ----------------------
       Address of principal executive office                Zip Code

                   Issuer's telephone number:  (908) 412-9273
                 -----------------------------------------------

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                         Common Stock, $.0001 Par Value
                        ---------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No   [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-KSB.     [X]

State issuer's revenues for its most recent fiscal year:   $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity,
as of a specified date within the past 60 days:   Since there is no trading
market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of
common equity:   As of March 27, 2003: 18,564,002 shares of common stock,
par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                              TABLE OF CONTENTS



PART I

ITEM 1.  Description of Business......................................    4
ITEM 2.  Description of Properties....................................   11
ITEM 3.  Legal Proceedings............................................   11
ITEM 4.  Submission of Matters to a Vote of Security Holders..........   11

PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters.....   12
ITEM 6.  Management's Discussion and Analysis or Plan of Operations...   13
ITEM 7.  Financial Statements.........................................   20
ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..........................   44

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act............   44
ITEM 10. Executive Compensation.......................................   46
ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management...............................................   46
ITEM 12. Certain Relationships and Related Transactions...............   46
ITEM 13. Exhibits and Reports on Form 8-K.............................   47

SIGNATURES

CERTIFICATIONS

Item 1.  Description of Business

Acquisition of Axiom Manufacturing Services Limited

On January 24, 2003, Waywood Investment Limited, the sole shareholder of Oxford Technologies Inc. (the "Company"), entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer"), pursuant to which Great Admirer acquired 4,250,000 shares of common stock of the Company owned by Waywood Investment Limited for a aggregate consideration of $42,500 in cash. As a result, Great Admirer owned 85% of the Company's then issued and outstanding shares. The Company filed a Current Report on Form 8-K on January 27, 2003 to report the share acquisition.

On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis (the "Acquisition"). Axiom is an electronics manufacturing service provider in the United Kingdom, and a wholly owned subsidiary of Great Admirer. As a result of the Acquisition, Axiom becomes the Company's wholly owned subsidiary. Following the Acquisition, the Company's sole officer and director resigned, and new officers and directors were elected. See Item 9. "Directors, Executive Officers, Promoters and Control Persons, Compliance with
Section 16 (a) of the Exchange Act." The Company filed a current Report on Form 8-K on February 18, 2003 reflecting the Acquisition.

Oxford Technologies Inc.

Oxford Technologies Inc. was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. It has been a developmental stage company since its inception.

The Company voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended on June 10, 2002, which became effective on about December 20, 2002.

At December 31, 2002, the Company had no operating history, no cash assets or other assets, and had no revenues from operations. The sole shareholder of the Company agreed to pay all expenses of the Company without any expectation of repayment until it effected a business combination.

In 2002, the Company's business plan was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. The Company consummated the Acquisition in February 2003.

Axiom Manufacturing Services Limited

Axiom Manufacturing Services Limited (Axiom") was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed to Aiwa Wales Manufacturing Limited in June 1997, and its name was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of Axiom by Great Admirer Limited.

Prior to its acquisition by Great Admirer Limited in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which was 100%-owned by Aiwa Co. Limited of Japan. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

In addition to being Aiwa's sole original equipment manufacturer in Europe, In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services (EMS) to third parties. This continued until July 2001 when all Aiwa brand products were terminated, and Axiom entirely became an electronic manufacturing services provider. In April 2002, Great Admirer acquired 100% of Axiom's capital stock.

Axiom's principal executive offices, engineering and manufacturing facilities are located in Technology Park, Newbridge, in South Wales, United Kingdom. Axiom owns the above- mentioned properties, which is approximately 26.80 acres. Axiom does not lease any properties. The Welsh Assembly holds a legal charge over land and buildings.

Axiom's Business

Axiom provides electronics manufacturing services, in the business-to-business or business-to- industrial sectors, to original equipment manufacturers (OEMs) in the telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices markets. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. Its customers include leading OEMs who have chosen outsourcing as a core manufacturing strategy. They contract with Axiom to build their products or to obtain services related to product development, manufacturing and post-production requirements. In many cases, Axiom builds and services products that carry the brand names of its customers. Axiom has developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently and aggressively managing its business, costs and asset base, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations.

Substantially all of Axiom's manufacturing services are provided on a turnkey basis, whereby Axiom purchases customer-specified components from its suppliers, assemble the components on printed circuit boards, perform post-production testing and provides its customers with production process and testing documentation. Axiom offers its customers flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with its customers' inventory requirements. Additionally, Axiom completes the assembly of its customers' products at Axiom's facilities by integrating printed circuit board assemblies into other elements of Axiom's customers' products. Axiom also provides manufacturing services on a consignment basis, whereby Axiom utilizes components supplied by the customer to provide assembly and post-production testing services.

Axiom serves several segments of the electronics products and technology markets. Much of Axiom's business is related to the following products:

Networking equipment such as modems and data capture; Telecommunications equipment; Consumer products such as high-end audio; Electronic sub-systems for the medical, test and security industries; and other electronics equipment and products.

Axiom's Services

Axiom believes that OEMs are increasingly demanding an integrated outsourcing solution from EMS companies and seeking collaborative relationships. Axiom provides its customers with a total solution that includes a full range of services that allow Axiom to take its customers' products from initial design through production, test, distribution and after-market support. The services that Axiom offers OEMs include:

Engineering and Design. Axiom offers engineering, design, prototype and related services that help its customers design their products for optimal manufacturing and testing. Axiom's electrical, mechanical and packaging engineers provide its customers with circuit design, printed circuit board layout, mechanical design and test fixture design services. Axiom also provides design for procurement, design for manufacturability and design for testability services. Axiom's design for procurement service identifies areas in which the overall cost of its customers' products can be reduced through a decrease in material costs and effective inventory management.
Axiom designs for manufacturability service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Axiom's design for testability service focuses on achieving the highest level of fault detection and isolation before products are shipped.

Materials Procurement And Management. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Axiom's inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time.

Product Assembly and System Integration. Axiom offers assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. Axiom builds a wide range of final products and it believes it is well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, Axiom's build-to-order and configure-to-order capabilities complement its expertise in final product assembly by allowing it to postpone the final configuration of its customers' products until actual end-user specifications are received, thus reducing finished inventory levels for Axiom and its customers.

Testing. Axiom offers computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to its ability to deliver high-quality products on a consistent basis. Axiom works with its customers to develop product-specific test strategies. Axiom's test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests. Axiom either custom designs test equipment and software itself or use test equipment and software provided by its customers. In addition, Axiom provides environmental stress tests of assemblies of boards or systems.

Logistics and Distribution. Axiom offers services related to the configuration and shipment of its customers' products. Axiom performs final product packaging and distribution services for completed products, as well as direct order fulfillment. Axiom increasingly delivers final products directly into its customers' distribution channels and to its customers' end-users. Axiom believes that these services complement Axiom's comprehensive manufacturing solution, enabling its customers to be more responsive to changing market demands and to get their products to market more quickly with less total cost.

After-Market Services. Axiom provides a wide range of after-market services, including repair, refurbishment, remanufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each customer.

Business Strategy

Axiom's goal is to be the electronics manufacturing services outsourcing provider of choice to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, Axiom has implemented the following strategies:

Maintain and Develop Close, Long-Term Relationships With Customers. Axiom's core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of its customers' manufacturing operations. To this end, Axiom works closely with its customers throughout the design, manufacturing and distribution process, and Axiom offers flexible and responsive services. Axiom believes it develops stronger customer relationships by relying on its local management teams that respond to frequently changing customer design specifications and production requirements.

Focus on High-End Products in High Growth Sectors. Electronics manufacturing services providers produce products for a wide range of original equipment manufacturers in different high growth industries, such as consumer electronics, Internet-focused businesses and telecommunications equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, original equipment manufacturers' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. Axiom currently offers state-of-the-art products for industry leaders who require specialized engineering design and production services as well as offering high volume manufacturing capabilities to its customer base. Axiom's ability to offer both of these services enables it to expand its business relationships.

Deliver Complete High and Low Volume Manufacturing Solutions Globally. Axiom believes original equipment manufacturers are increasingly requiring from electronics manufacturing services providers a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on its integrated engineering and manufacturing capabilities, Axiom offers services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. These full service capabilities allow Axiom to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

Enhance Axiom's Integrated Design, Manufacturing and Related Services. Axiom intends to continue to enhance its service offerings to meet the evolving needs of its customers and to control and manage more effectively their supply chain. OEMs are increasingly requiring a wider range of advanced services from EMS companies. Axiom offers its customers a comprehensive range of services and Axiom has expanded its engineering and design capabilities and its new product introduction services through additional investments in these fields. Axiom believes that its ability to support customers in these areas provides it insight into its customers' future manufacturing requirements, which is critical to further penetrating the EMS market and attracting new customers.

Increase Penetration of Axiom's Existing Customers and Expansion its Customer Base. Axiom believes that the increased penetration of its existing customers and the continued expansion of its customer base are critical to its future success. Axiom continually evaluates the requirements of its existing customers, and seek the opportunity to provide them with additional services from existing facilities, thereby strengthening its relationships with its customers and increasing the utilization of existing manufacturing facilities. Axiom actively pursues new customers by conducting a focused marketing effort, designed to increase its brand awareness and the likelihood of winning new business.

Marketing and Customers

Axiom markets its services through a direct sales force and independent marketing representatives. In addition, Axiom's divisional and executive management teams are an integral part of its sales and marketing teams. During 2002, Axiom's four largest customers, each represented in excess of 10% of total sales and, in the aggregate, represented 73% of total sales.

The following table sets forth the percentages of Axiom's sales by industry for 2002, 2001 and 2000.

                                          Year ended December 31,

                                       2002      2001       2000
                                     -------   ---------   ------
Computer related products for
 business enterprises	              0.87%       0.09%	 0%
Telecommunications equipment	        0.00%       8.76%      0%
Video/Audio/Entertainment products    42.21%      8.76%      0%
Industrial control equipment          24.40%      27.44%     0%
Testing & instrumentation products	  5.50%       43.36%     0%
Medical devices                       27.02%      11.58%     0%
                                      ------     -------   ------
            TOTAL                     100%         100%      0%

Axiom's salespeople have knowledge of local markets, which Axiom believes is critical to identifying new customers and developing new business opportunities. Axiom's direct sales force is complemented by several independent firms who serve as its representatives in areas where Axiom believes the most significant opportunities exist, and in areas where it has no direct salespeople.

Suppliers

Axiom maintains a network of suppliers of components and other materials used in assembling products. Axiom procures components only when a purchase order or forecast is received from a customer and occasionally utilize components or other materials for which a supplier is the single source of supply. Although Axiom experiences component shortages and longer lead times of various components from time to time, it has generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers. These procedures reduce, but do not eliminate, Axiom's inventory risk. In 2001 and 2000, customer modifications to orders for inventory previously procured by Axiom resulted in excess and obsolete inventory for the related customers that could not be recovered through put backs to vendors or the specific customer concerned. In addition, by developing long-term relationships with suppliers, Axiom has been better able to minimize the effects of component shortages than manufacturers without such relationships.

Research and Development

The market for Axiom's services is characterized by rapidly changing technology and continuing process development. Original equipment manufacturers are demanding smaller, faster and higher performance products. These demands require increasingly complex engineering and manufacturing capabilities. Axiom is committed to developing new design and manufacturing technologies and enhancing its existing technologies.

Axiom works with its customers and suppliers to develop and qualify advanced process capabilities concurrent with, or prior to, its customers' needs. Axiom is a member of an industry consortium consisting of original electronics manufacturers, equipment suppliers and other electronics manufacturing services companies. This consortium supports process development and provides access to manufacturing equipment, laboratory and research and development personnel that complement Axiom's internal development work.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At December 31, 2002, Axiom's backlog was approximately $7.22 million. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Competition

The electronics manufacturing services industry is highly competitive. Some of Axiom's competitors are substantially larger and have greater financial, operating, manufacturing and marketing resources than Axiom does. Some of Axiom's competitors have broader geographic breadth and range of services than Axiom does. In addition, some of Axiom's competitors may have better relationships with its existing customers than Axiom does. Axiom also faces competition from the manufacturing operations of its current and potential customers, who continually evaluate the relative benefits of internal manufacturing compared to outsourcing. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, Axiom faces increasing competitive pressures to grow its business in order to maintain its competitive position.

Governmental Regulation

Axiom's operations are subject to certain national and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of its plants. Axiom operates in substantial compliance with all applicable requirements and has achieved ISO 14001 an internationally recognized award. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements. In addition, Axiom's past, current and future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management or health and safety concerns.

Axiom periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. Axiom contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to Axiom, and Axiom is not presently aware of any facts or circumstances that would cause it to incur significant costs or liabilities in the future related to environmental, health and safety law compliance. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on Axiom, or if conditions requiring remediation are found to exist, Axiom may be required to incur substantial additional expenditures.

Employees

As of December 31, 2002, Axiom had 179 full-time employees, including 110 in production and quality, 18 in engineering, research and development, 30 in procurement and materials management, 1 in information systems, 2 in program management, 6 in sales and marketing and 12 in executive and administrative functions. Given the variability in Axiom's business and the quick response time required by its customers, it is critical that Axiom be able to quickly ramp-up and ramp-down its production to maximize efficiency. Therefore, Axiom may use skilled temporary labor as required. No temporary employees were employed as of December 31, 2002.

Seven percent of Axiom's employees are represented by the General Municipal Boilermakers Union. Axiom considers its employee relations to be good.


Item 2.  Description of Property

Axiom's principal executive offices, engineering and manufacturing facilities are located in Technology Park, Newbridge in South Wales, United Kingdom. Axiom owns the above- mentioned properties, which is approximately 26.80 acres. The gross internal area is approximately 307,000 square feet. Axiom does not lease any properties. The facilities are well maintained and suitable for their respective operations. Axiom believes that it is deemed to be suitable and adequate for its present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.


Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

                                   PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is not currently traded on any public trading market. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the Company's securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share), the rules would apply to the Company and to the Company's securities.

Pursuant to the Rule 15g-9, unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:
(i) The broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the Penny Stock to be purchased. In order to approve a person's account for transactions in Penny Stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in Penny Stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in Penny Stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in Penny
Stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement; and (iii) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in Penny Stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in Penny Stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

The Company's authorized capital stock consists of 80,000,000 shares of Common Stock, par value $.0001 per share and 20,000,000 shares of Preferred Stock, par value $.0001 per share. At March 27, 2003, there were 18,564,002 shares of Common Stock outstanding and held of record by approximately 359 stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

We have not declared any dividends and do not intend to so in the foreseeable future.

Recent Sales of Unregistered Securities

On March 8, 2002, the Company issued a total of 5,000,000 unregistered shares of common stock at a price of $.0001 per share to Waywood Investment Ltd. for services rendered. The aforementioned securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We believed this exemption is available because these issuances were transactions not involving a public offering. There was no general solicitation or advertising used to offer our shares; the sole beneficial investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment.

On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis.

We have never utilized an underwriter for an offering of our securities.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statement

Statements contained in this Plan of Operation of this Annual Report on Form 10-KSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the "RISK FACTORS" section below for a description of certain of the known risks and uncertainties of the Company.

Results of Operations

Axiom's functional currency is pound sterling. For your convenience, conversion of amounts from pound sterling into United States dollars have been made at the unified exchange rate of 1 pound sterling = US $ 1.60440, the approximate rate of exchange as of December 31, 2002.

Axiom completed its first full year of trading as a CEM on March 31, 2002 and generated revenues of $7.22 million and turned in a loss of just under $4.33 million. New customers were added regularly such that by the end of the year there were nine customers although 69% of the revenue came from sales to two customers. Although losses were made these were attributed to:

  *   taking on low margin business to secure market share
  * high staffing levels and therefore costs following the transfer from OEM to CEM
  * high facility costs, a significant asset base was transferred from Aiwa to Axiom.

As of December 31, 2002 (nine months of operations) turnover was $10.94 million and the latest forecast indicates that the full year figure at March 2003 will be $14.44 million, an increase of 100% on the previous year. The number of customers has now increased to 13 and there is now a concentration on winning good quality, long-term customers who will provide growth and stability for Axiom. Although Axiom has made losses to December 2002 of $2.65 million and is projecting losses of $2.64 million at year-end, it made its first monthly profit in November 2002 and is forecasting small profits in both February and March 2003. Actions were taken in October 2002 to reduce headcount to more normal levels and also to restructure the management team, this has resulted in headcount being reduced to 181 from 200. Cash balances at December 31, 2002 were $67,400 with borrowings against the invoice discounting facility of $57,800.

A new ERP computer system was introduced in November 2002 which will give better control over production scheduling and procurement, and the benefits of this should be reflected in Axiom's financial performance going forward.

In July 2002, Axiom received a grant of $3.85 million from the National Assembly for Wales. A further $962,000 is payable in 12 months time subject to Axiom meeting criteria for headcount, and fixed asset purchases.

Results of Operations

The electronics industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers, in particular, could materially harm our results of operations. See "Risk Factors" for additional factors relating to possible fluctuations of our operating results.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

Net Sales. For the nine months ended December 31, 2002, revenues increased $7.27 million, 198%, to $10.94 million from $3.67 million in the prior period. The increase in revenue was primarily due to $5.34 million of growth in revenues from existing customers, and $1.92 million of revenues from new customers.

Gross Profit. Cost of sales increased by 122% from $4.06 million for the nine months ended December 31, 2001 to $9.05 million for the nine months ended December 31, 2002. This is largely as a result of the higher proportion of low margin contracts undertaken during the business start up period from April to December 2001. Cost of sales represented 110% of revenues for the nine months ended December 31, 2001 as compared to 82% for the same period of the previous year. As a result the gross loss of $385,000 in December 31, 2001 has been improved to a gross profit of $1.89 million in the nine months to December 31, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 52.2% from $3.37 million for the nine months ended December 31, 2001 to $5.12 million for the nine months to December 31, 2002. The increase was primarily due to higher costs in facilities, insurance and bank borrowing costs. Selling, general and administrative expenses were 91.6% of revenues for the nine months to December 31, 2001 as compared to 46.7% of revenues for the nine months ended December 31, 2002.

Other Income. Other income increased by 286% from $218,000 for the nine months to December 31, 2001 to $842,000 for the nine months to December 31, 2002. The increase is primarily as a result of additional space being rent out at the Newbridge facility. Further income in the nine months to December 31, 2002 comes from governmental training support grant.

Extraordinary Costs.   Extraordinary costs (restructuring costs) decreased
by 34.5% from $414,000 in the nine months to December 31, 2001 to $271,000 in the nine months to December 31, 2002. The figure for the nine months to December 31, 2001 reflects the restructuring undertaken following the transfer of CEM business to Great Admirer Ltd. where as the figure to December 31, 2002 reflects a realignment of the organization to address business needs.

Liquidity and Capital Resources

At December 31, 2002, Axiom had cash and cash equivalents of $67,400 and a maximum of $1.55 million of unused borrowing capacity under an invoice discounting facility. However the funds available under the invoice discounting facility are governed by the level of qualifying sales invoices raised; at the end of December 2002 the maximum facility available was $794,000.

During 2002, operations were funded primarily by cash generated from operations and with $3.85 million of grant aid from the Welsh Development Agency. This funding was made available to safeguard jobs following the decision by Aiwa Wales Manufacturing to end production of hi-fi units at the Newbridge site.

Net cash provided by operating activities was $11.80 million for the nine months ended December 31, 2002 and resulted primarily from sales of finished product. This net cash figure was used in the operating activity of the business.

Net cash used in investing activities for the nine months to December 31, 2002 was $687,000 and all related to capital expenditure. This expenditure included $160,000 on a new computer system and operating equipment, and $489,000 on test and placement machinery. Capital expenditure in the nine months to December 31, 2001 totaled $12.40 million of which the purchase of the facility at Newbridge accounted for $12.18 million.

Net cash used in financing activities for the nine months to December 2002 was $98,000 consisting primarily of fees and interest for the operation of our invoice discounting facility, $114,000, offset by interest earned on 14-day deposit account of $16,000.

Our bank credit facility is composed only of an invoice discounting facility with a maximum advance limit of $1,604,000 subject to the level of qualifying sales invoiced. At December 31, 2002, borrowings under this facility were $58,000. The applicable interest rates for the invoice discounting facility are calculated with reference to Bank Base rates. At December 31, 2002 the interest rate on borrowings was 6.00% and the interest rate on credit balances was 1.5%.

The following summarizes Axiom's debt and other contractual obligations at December 31, 2002:

      Creditor             Description        Amount     Completion Date
--------------------  -------------------  ----------  -------------------
HSBC Invoice Finance   Invoice discounting   $58,000      Ongoing until
                                                          facility terminated
HSBC Equipment Finance  Asset Lease          $122,000     August 2007
HSBC Equipment Finance  Asset lease          $242,000     July 2007
---------------------------------------------------------------------------

Axiom is in compliance with all covenants under our existing credit facilities as of December 31,2002. In the event that adequate funding is not available from existing credit facilities, Axiom would work with existing lenders to identify additional sources of financing. While there can be no assurance that Axiom will have sufficient funds over the next twelve months, it believes that funds generated from operations plus borrowings under Axiom's invoice discounting facility will be adequate to meet its anticipated future operating expenses, capital expenditure and debt obligations for at least the next twelve months.

Critical Accounting Policies and Estimates

On December 12, 2001, the SEC issued FR-60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." FR-60 is an intermediate step to alert companies to the need for greater investor awareness of the sensitivity of financial statements to the methods, assumptions, and estimates underlying their preparation, including the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions.

Axiom's major accounting policies are as follows:

Revenue Recognition. Revenue is recognized under IAS 18 recommendations which state that there are five criteria which must be satisfied in order to recognize the revenue from the sale of goods:

 a) the enterprise has transferred to the buyer the significant risks and rewards of ownership of the goods.

 b) The enterprise retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold.

 c)  The amount of revenue can be measured reliably.

 d) It is probable that the economic benefits associated with the transaction will flow to the enterprise.

 e) The costs incurred or to be incurred in respect of the transaction can be accurately measured.

In general our sales are made under the terms of a Supply Agreement which specify the terms of the arrangements, the points at which the risks and rewards of ownership occur, the selling prices and payment terms.

Inventories. Inventory is valued at the lower of cost and net realisable value and reduced by any provision for obsolete stock figure. Customers may cancel their orders, change production quantities or delay production for a number of reasons beyond our control. Where possible, the cost of surplus inventory as a result of these activities is charged back to the customer, where the stock is not chargeable Axiom is left holding "obsolete" stock. This stock is valued and a provision created which reduces the overall stock valuation.

Accounts Receivable. Accounts Receivable is valued net of any bad debt provision.

Bad Debt Provision. The collectibility of an account is evaluated based on correspondence between the customer and Axiom. In the event that Axiom believes an account will not be paid, a specific provision is booked against this account and the total accounts receivable figure reduced to reflect a true collectible figure.

Evaluation of Internal and Disclosure Controls

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISK FACTORS

Axiom's business is subject to numerous risk factors, including, but not limited to, the following:

Axiom is Exposed to General Economic Conditions, Which Could have a Material Adverse Impact on its Business, Operating Results and Financial Condition. As a result of unfavorable general economic conditions in Europe and internationally, and reduced capital spending as well as end-market demand, Axiom's operations have not been profitable since 2000. Continued weakness in this industry or any further deterioration in the business or financial condition of its customers in this industry could have a material adverse impact on our business, operating results and financial condition.

Because a Significant Portion of Axiom's Sales Currently Comes From a Small Number of Customers, any Decrease in Sales From These Customers Could Harm its Operating Results. Axiom depends on a small number of customers for a large portion of its business, and changes in such customers' orders have, in the past, had a significant impact on its operating results. If a major customer significantly reduces the amount of business it does with Axiom, there would be an adverse impact on its operating results. Additionally Axiom generates significant accounts receivable in connection with providing services to its major customers. If one or more of its customers were to become insolvent or otherwise be unable to pay for its services, or were to become unwilling to make payments in a timely fashion, Axiom's operating results and financial condition could be adversely affected.

Axiom's Ability to Meet its Cash Requirements Depends on a Number of
Factors, Many of Which are Beyond Its Control.   Axiom's ability to meet its
cash requirements is dependent upon its future performance, which will be subject to financial, business and other factors affecting Axiom's operations, many of which are beyond its control. If Axiom is unable to meet its cash requirements from operations it would be required to fund these cash requirements by alternative financings. The degree to which it may be leveraged could materially and adversely affect its ability to obtain financing for working capital, acquisitions or other purposes, could make it more vulnerable to industry downturns and competitive pressures, or could limit its flexibility in planning for, or reacting to, changes and opportunities in the electronics manufacturing industry, which may place it at a competitive disadvantage compared to its competitors. There can be no assurance that Axiom will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that it will be permitted to do so under the terms of its existing financing arrangements. In the absence of such financing, Axiom's ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet its debt service obligations or fund required capital expenditures or increased working capital requirements may be adversely affected.

Axiom May not be Able to Sell Excess or Obsolete Inventory to Customers or Otherwise Which Could Have a Material Adverse Impact on its Financial Condition. The majority of Axiom's inventory purchases and commitments are based upon demand forecasts that its customers provide to it. The customer forecast, and any changes to the forecasts, including cancellations, may lead to on hand inventory quantities and on order purchase commitments that are in excess of the customer's revised needs, or that become obsolete. Axiom is solely responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made. Therefore, Axiom must bear the economic loss of any such excess or obsolete inventory which could have a material adverse impact on its financial condition. In 2002, Axiom recorded a charge of $1.12 million to reduce the carrying value of excess and obsolete inventory.

Long-Term Contracts are not Typical in the Electronics Manufacturing Services Industry, and Reductions, Cancellations or Delays in Customer Orders Would Adversely Affect Axiom's Operating Results. As is typical in the electronics manufacturing services industry, Axiom does not usually obtain long-term purchase orders or commitments from its customers. Instead, Axiom works closely with its customers to develop non-binding forecasts of the future volume of orders. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond Axiom's control. Significant or numerous cancellations, reductions or delays in orders by Axiom's customers would reduce its net sales. In addition, because many of Axiom's costs are fixed, a reduction in net sales could have a disproportionate adverse effect on its operating results. From time to time Axiom makes capital investments in anticipation of future business opportunities. There can be no assurance that Axiom will receive the anticipated business. If Axiom is unable to obtain the anticipated business, its operating results and financial condition may be harmed.

Axiom Depends on its Suppliers, Some of Which are the Sole Source for it's Components, and Axiom's Production Would be Substantially Curtailed if These Suppliers are not Able to Meet Axiom's Demands and Alternative Sources are
Not Available.   Axiom orders raw materials and components to complete its
customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although Axiom works with its customers and suppliers to minimize the impact of shortages in raw materials and components, it sometimes experiences short-term adverse effects due to price fluctuations, extended lead times and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, Axiom may have to delay shipments to customers, and our operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of Axiom's significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, it is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect Axiom's operating results. Axiom also depends on a small number of suppliers for many of the other raw materials and components that it uses in its business. If Axiom were unable to continue to purchase these raw materials and components from its suppliers, Axiom's operating results would be adversely affected. Because many of its costs are fixed, Axiom's margins depend on its volume of output and a reduction in volume will adversely affect its margins. If Axiom is left with excess inventory, its operating results will be adversely affected.

Axiom typically purchases components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products it is manufacturing, Axiom's customers may not purchase all of the products it has manufactured or for which it has purchased components. In such event, Axiom would attempt to recoup its materials and manufacturing costs by means such as returning components to its vendors, disposing of excess inventory through other channels or requiring its OEM customers to purchase or otherwise compensate it for such excess inventory. Axiom's customer agreements give it the ability to do this, however in reality, legal proceedings may be required, thus adding additional costs. To the extent Axiom is unsuccessful in recouping its material and manufacturing costs, not only would its net sales be adversely affected, but also its operating results would be disproportionately adversely affected.

Axiom Potentially Bears the Risk of Price Increases Associated with Shortages in the Availability of Electronics Components. At various times, there have been shortages of components in the electronics industry leading to increased component prices. One of the services that Axiom performs for many customers is purchasing electronics components used in the manufacturing of the customers' products. As a result of this service, Axiom potentially bears the risk of price increases for these components if Axiom is unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

Axiom's net Sales Could Decline if its Competitors Provide Comparable Manufacturing Services and Improved Products at a Lower Cost. Axiom competes with different electronic manufacturing services providers. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than Axiom has. In addition, Axiom may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Axiom's inability to provide comparable or better manufacturing services at a lower cost than its competitors could cause its net sales to decline. Axiom also expects its competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of Axiom's products or services, or profit margin compression.

Axiom Depends on the Continuing Trend of OEMs to Outsource.   A substantial
factor in Axiom's revenue growth was attributable to the transfer of manufacturing and supply based management activities from its original electronics manufacturing customers. Future growth is partially dependent on new outsourcing opportunities. To the extent that these opportunities are not available, Axiom's future growth would be unfavorably impacted.

Uncertainties and Adverse Trends Affecting the Electronics Industry or any of Axiom's Major Customers May Adversely Affect its Operating Results. Axiom's business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. In addition, the electronics industry has historically been cyclical and subject to significant downturns characterized by diminished product demand, rapid declines in average selling prices and production over-capacity. When these factors adversely affect its customers, Axiom may suffer similar effects. Axiom's customers' markets are also subject to economic cycles and are likely to experience recessionary periods in the future. The economic conditions affecting the electronics industry in general or any of Axiom's major customers, in particular, including the economic slowdown and heightened levels of uncertainty related to the September 11 terrorist attacks in the United States, may adversely affect Axiom's operating results.


Item 7.  Financial Statements

The audited financial statements of the Company as of December 31, 2002 are included herewith.

The audited financial statements for Axiom at December 31, 2002 and for the period from April 1 to December 31, 2002 are included herewith.




                             OXFORD TECHNOLOGIES CORP
                           (A Development Stage Company)

                           AUDITED FINANCIAL STATEMENTS

                                December 31, 2002



                              TABLE OF CONTENTS


                                                                      Page No.


Independent Auditor's Report..........................................   21

Balance Sheet as of December 31, 2002..................................  22

Statement of Operations and for the period from March 8, 2002
 (Inception) through December 31, 2002.................................  23

Statement of Stockholders' Equity for the period from March 8, 2002
 (Inception) through December 31, 2002.................................  24

Statement of Cash Flows for the period from March 8, 2002
 (Inception) through December 31, 2002.................................  25

Notes to Financial Statements..........................................  26

Stan J. H. Lee, CPA
a member firm of DMHD Hamilton Clark & Co.              Tel: (760) 612-1269
2182 Lemoine Ave., Suite 200                            Fax: (815) 846-7550
Fort Lee, NJ 07024                               E-mail: stanL@dmhdxcpa.com


                    INDEPENDENT PUBLIC ACCOUNTANTS' REPORT


The Board of Directors
Oxford Technologies Corporation
(A Development Stage Company)
Edison, NJ

I have audited the accompanying balance sheet of Oxford Technologies Corporation (a development stage company) as of December 31, 2002, and the related statements of operations, shareholders' equity and cash flows for the period from March 8, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxford Technologies Corporation (a Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period from March 8, 2002 (inception) to December 31, 2002 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was only recently formed, has no revenues and has not yet commenced any formal business operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee, CPA /s/
---------------------------
Stan J. H. Lee, CPA
License # CC 23007
March 24, 2003
Fort Lee, New Jersey

                          OXFORD TECHNOLOGIES CORPORATION
                           (A Development Stage Company)

                                   BALANCE SHEET
                               As of December 31, 2002


                                     ASSETS

CURRENT ASSETS ..................................................   $    0
                                                                    -------
   TOTAL CURRENT ASSETS .........................................        0
                                                                    -------
OTHER ASSETS.....................................................        0
                                                                    -------
  TOTAL OTHER ASSETS ............................................        0
                                                                    -------
TOTAL ASSETS.....................................................    $   0
                                                                    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES .............................................    $   0
                                                                    -------
  TOTAL CURRENT LIABILITIES .....................................        0
                                                                    -------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none share issued and outstanding .................        0

  Common stock, $.0001 par value, 80,000,000 shares
  authorized, 5,000,000 shares issued and outstanding ...........      500

Contributed capital by controlling shareholder...................    5,350

Deficit accumulated during development stage ....................   (5,850)
                                                                   --------
   TOTAL STOCKHOLDERS' EQUITY ...................................       0
                                                                   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $   0
                                                                   ========



The accompanying notes are an integral part of these financial statements

                          OXFORD TECHNOLOGIES CORPORATION
                           (A Development Stage Company)


                               STATEMENT OF OPERATIONS
            For the Period from March 8 (Inception) to December 31, 2002



REVENUE.........................................................   $     0
                                                                   -------
EXPENSES
   Administrative and general expenses..........................     5,350
   Organization costs...........................................       500
                                                                   -------
TOTAL EXPENSES..................................................     5,850
                                                                    ------

NET LOSS........................................................   $(5,850)
                                                                   ========

Net Loss Per Share
    - Basic......................................................  $(.0012)
                                                                   ========

Weighted Average Number of Common Shares Outstanding............  5,000,000
                                                                  ==========



The accompanying notes are an integral part of these financial statements

                        OXFORD TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

      For the Period from March 8, 2002 (Inception) to December 31, 2002



                         Common Stock     Contributed Capital Deficit Accumulated
                     Shares      Amount     by controlling         During
                                             shareholder       Development Stage   Total
                 -------------- -------  -------------------  ------------------  --------
March 8, 2002
Issuance of
 common stock
 for service       5,000,000     $ 500             ---               ---           $ 500

Contributed capital
 by controlling
  shareholder         ---         ---             5,350              ---           5,350

Net loss for the period
 From March 8, 2002
 (Inception) to
 December 31, 2002    ---         ---              ---           $ (5,850)       (5,850)

Balance at
 December 31, 2002  5,000,000   $ 500           $ 5,350          $ (5,850)        $   0
                    =========   =====           ========         =========       =======


    The accompanying notes are an integral part of these financial statements


                         OXFORD TECHNOLOGIES CORPORATION
                          (A Development Stage Company)


                            STATEMENT OF CASH FLOWS

           For the Period from March 8 (Inception) to December 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss .....................................................   $ (5,850)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
     Net cash used in operating activities ......................         0
                                                                    --------
     Net cash used by operating activities.......................    (5,850)
                                                                    --------

CASH FLOWS FROM INVESTING ACTIVITIES ............................         0
                                                                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for service...........................       500
  Contributed capital by controlling shareholder.................     5,350
                                                                    --------
Net cash provided by financing activities........................     5,850
                                                                    --------

NET INCREASE (DECREASE)..........................................    $    0
                                                                    ========

Cash, Beginning of period........................................    $    0
                                                                    ========
Cash, End of period..............................................    $    0
                                                                    ========



The accompanying notes are an integral part of these financial statements

                              OXFORD TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE CORPORATION)

                            NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 2002


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Going Concern

    The accompanying financial statements have been prepared in conformity with the U.S. generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not net been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The management's plans include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor.

    Waywood Investment Limited, the sole shareholder of the Company, agreed to provide services to the Company without reimbursements and to pay for all corporate, organizational, and other costs incurred by the Company without repayment until such time as a business combination is effected (see Note 3
    - "Related Party Transactions - Agreement") and have successfully met such financial obligations under the agreement to this date.

    Development Stage Company

    Oxford Technologies Corporation has been in the development stage since its formation on March 8, 2002. Planned principal operations have not commenced since then and the company has not generated any revenue.

    Basis of Presentation

    This summary of significant accounting policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to the U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

    Organization

    Oxford Technologies Corporation (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company's fiscal year end is December 31.

    The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through contributions by its shareholders, the issuance of equity securities, debt securities, loan from officers and directors, bank borrowings or a combination thereof.

    Cash and cash equivalents

    The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

    Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    Start-up expenses

    The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

    Income taxes

    The Company records its income tax provision in accordance with SFAS 109, which requires the use of the liability method of accounting for deferred income taxes. As the Company has not generated taxable income since its inception, no provision for income taxes has been made. At December 31, 2002, the Company did not have any significant net operating loss carry forwards. At December 31, 2002, the Company did not have any significant deferred tax liabilities or deferred tax assets.

    Basic and diluted net loss per share

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"), which superseded Accounting Principles Board Opinion 15 ("APB 15"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2002 there were no dilutive convertible shares, stock options or warrants.

    Recent issued accounting standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

    In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces
    SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements, the exception to application of Statement 4 noted in Statement 64). As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. This provision of SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

2.  SHAREHOLDERS' EQUITY

    Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2002, no preferred stock has been issued.

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

3.  RELATED PARTY TRANSACTIONS

    Since its inception, the Company has not paid any compensation to any officer or director of the Company and no significant time and efforts have either incurred on the part of management.

    The Company neither owns nor leases any real property. Office spaces are provided at nominal charge by the sole director and officer of the Company at $100 per month.

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

    All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to contributed capital and this include the costs of consulting agreements and finders' fee by the controlling shareholder for locating a target company.

4.  SUBSEQUENT EVENTS

    On January 24, 2003, Waywood Investment Limited, the sole shareholder of the Company, entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer") pursuant to which Great Admirer acquired 4,250,000 shares of common stock of the Company owned by Waywood. As a result, Great Admirer now owns 85% of the Company's issued and outstanding shares.

    On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Limited ("Great Admirer") pursuant to which Oxford issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly-owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes Oxford's wholly-owned subsidiary.




                      AXIOM MANUFACTURING SERVICES LIMITED

                INDEPENDENT AUDITOR'S REPORT TO THE SHAREHOLDERS
                   PERIOD FROM 1 APRIL 2002 to 31 DECEMBER 2002


We have audited the interim financial statements on pages 5 to 15 which have been prepared under the historical cost convention and the accounting policies set out on pages 8 to 9.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTORS AND THE AUDITORS The directors' responsibilities for preparing the Annual Report and the financial statements in accordance with applicable law and United Kingdom Accounting Standards are set out in the Statement of Directors' Responsibilities on page 2.

Our responsibility is to audit the financial statements in accordance with relevant legal and regulatory requirements and United Kingdom Auditing Standards.

We report to you our opinion as to whether the financial statements give a true and fair view and are properly prepared in accordance with the Companies Act 1985. We also report to you if, in our opinion, the directors' report is not consistent with the financial statements, if the company has not kept proper accounting records, if we have not received all the information and explanations we require for our audit, or if information specified by law regarding directors' remuneration and transactions with the company is not disclosed.

We read the directors' report and consider the implications for our report if we become aware of any apparent misstatements within it. Our responsibilities do not extend to any other information.

BASIS OF AUDIT OPINION
We conducted our audit in accordance with United Kingdom Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the interim financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the interim financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the interim financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the interim financial statements.

OPINION
In our opinion the interim financial statements give a true and fair view of the state of the company's affairs as at 31 December 2002 and of the profit of the company for the period then ended, and have been properly prepared in accordance with the Companies Act 1985.


/s/ BKR HAINES WATTS
---------------------
BKR HAINES WATTS
Chartered Accountants
& Registered Auditors

Pagefield House
24 Gold Tops
Newport
NP20 4PG

26 February 2003

                            AXIOM MANUFACTURING SERVICES LIMITED

                                   PROFIT AND LOSS ACCOUNT
                         PERIOD FROM 1 APRIL 2002 TO 31 DECEMBER 2002

                                      (IN US DOLLARS)


                                             Period to 31 Dec. 02     Year to 31 Mar 02
                                             --------------------     -----------------
                                            Continuing
                                    Note    Operations       Total            Total
                                    ------  -----------     -------       ------------
Turnover                               2    $10,490,480    10,490,480      12,442,037
Cost of sales                                11,937,718    11,937,718      16,483,624
                                            -----------    ----------      -----------
Gross Loss                                  (1,447,238)    (1,447,238)     (4,041,587)
Net operating expenses                 3      2,791,568     2,791,568       2,510,318
                                            -----------    -----------     -----------
Operating Loss                         4    (4,238,806)    (4,238,806)     (6,551,905)

Impairment (write down)/write back    20      1,840,467      1,840,467     (6,293,639)
Write back of debt due to parent company 16  13,007,697     13,007,697              -
Cost of reorganization or restructuring               -              -     (1,345,348)
Write off of debt due from an associated
Company                                       (390,842)      (390,842)              -
                                            ------------   ------------    ------------
Profit (loss) on ordinary activities
 before interest                             10,218,516     10,218,516     (14,190,892)
                                            ============

Interest receivable                                             14,844         175,836
Interest payable                                     7        (19,241)       (140,733)
                                                            ----------     ------------


PROFIT (LOSS) ON ORDINARY ACTIVITIES BEFORE TAXATION        10,214,119     (14,155,789)

Tax on profit (loss) on ordinary activities           8              -        (258,197)
                                                            -----------   -------------
RETAINED PROFIT (LOSS) FOR THE FINANCIAL PERIOD            10,214, 119     (13,897,592)
                                                           ===========     =============



            All of the activities of the Company are classed as continuing


                         AXIOM MANUFACTURING SERVICES LIMITED

                    STATEMENT OF TOTAL RECOGNIZED GAINS AND LOSSES
                     PERIOD FROM 1 APRIL 2002 TO 31 DECEMBER 2002

                                    (IN US DOLLARS)


                                                      Period to 31 Dec. 02  Year to 31 Mar 02
                                                       --------------------  -----------------
Profit/(Loss) for the financial period
Attributable to the shareholders                              $ 10,214,119     $ (13,897,592)
Exchange loss on translation of opening shareholders funds       (856,415)                 -
                                                               -------------    --------------
Total gains and losses recognized since the last annual report $ 9,357,704     $ (13,897,592)
                                                              ============     ==============

RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                       Period to 31 Dec. 02  Year to 31 Mar 02
                                                       --------------------  -----------------

Profit/(Loss) for the financial period                        $ 10,214,119      $ (13,897,592)
Exchange loss on translation of opening shareholders funds       (856,415)                  -
New equity share capital subscribed                              6,843,302                  -
                                                              -------------     --------------
Net addition/(reduction) to funds                               16,201,006        (13,897,592)

Opening shareholders' equity (deficit)/funds                   (6,866,749)          7,030,843
                                                               ------------     --------------
Closing shareholders' equity funds/(deficit)                   $ 9,334,257         (6,866,749)
                                                               ===========         ===========


                           AXIOM MANUFACTURING SERVICES LIMITED

                                       BALANCE SHEET
                                    AT 31 DECEMBER 2002

                                       (IN US DOLLARS)


                                                  31 Dec. 02              31 Mar 02
                                             -------------------     ---------------------
                                   Note
                                  -------
FIXED ASSETS
Tangible assets                     9                      $ 10,08,031            $ 7,378,184

CURRENT ASSETS
Stocks                             10           $3,419,086              $1,152,344
Debtors                            11            3,497,493               2,021,677
Cash at bank and in hand                            47,112                 612,411
                                                -----------             -----------
                                                 6,963,691               3,786,432

CREDITORS: Amounts falling due
 Within one year                   12            4,301,405              13,232,214
                                                -----------             -----------
NET CURRENT ASSETS (LIABILITIES)                            2,6262,286            (9,445,782)
                                                            ----------            -----------
TOTAL ASSETS LESS CURRENT LIABILITIES                       12,740,317            (2,067,598)

CREDITORS: Amounts falling due
After more than one year          13                         3,406,060              4,799,151
                                                            -----------           -----------
                                                             9,334,257            (6,866,749)
                                                            ===========           ===========

CAPITAL AND RESERVES
Called-up equity share capital   17                         21,724,105             14,880,803
Profit and Loss Account          18                       (12,389,848)           (21,747,552)
                                                          -------------          ------------
SHAREHOLDERS' FUNDS (DEFICIENCY)                          $  9,334,257           $ (6866,749)




            The Notes on pages 8 to 16 form part of these financial statements.


                        AXIOM MANUFACTURING SERVICES LIMITED

                      NOTES TO THE INTERIM FINANCIAL STATEMENTS
                     PERIOD FROM 1 APRIL 2002 to 31 DECEMBER 2002


1.  ACCOUNTING POLICIES

    Basis of accounting

    The interim financial statements have been prepared under the historical cost convention, and in accordance with applicable accounting standards.

    Cash flow statement

    The directors have taken advantage of the exemption in Financial Reporting Standard No 1 (revised) from including a cash flow statement in the interim financial statements on the grounds that the company is wholly owned and its parent publishes a consolidated cash flow statement.

    Turnover

    The turnover shown in the profit and loss account represents amounts invoiced during the period, exclusive of Value Added Tax.

    Depreciation

    Depreciation is calculated so as to write off the cost of an asset, less its estimated residual value, over the useful economic life of that asset as follows:

	     Freehold Property	   -	over 25 years
	     Plant & Machinery     -	over 7 years
	     Fixtures & Fittings   -	over 3 to 7 years

    Stocks

    Stocks are valued at the lower of cost and net realisable value, after making due allowance for obsolete and slow moving items.

    Finance lease agreements

    Where the company enters into a lease which entails taking substantially all the risks and rewards of ownership of an asset, the lease is treated as a finance lease. The asset is recorded in the balance sheet as a tangible fixed asset and is depreciated in accordance with the above depreciation policies. Future instalments under such leases, net of finance charges, are included with creditors. Rentals payable are apportioned between the finance element, which is charged to the Profit and Loss Account on a straight line basis, and the capital element which reduces the outstanding obligation for future instalments.

    Operating lease agreements

    Rentals applicable to operating leases where substantially all of the benefits and risks of ownership remain with the lessor are charged against profits on a straight line basis over the period of the lease.

    Pension costs

    The company operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to the Profit and Loss Account.

    Foreign currencies

    Assets and liabilities in foreign currencies are translated into dollars at the rates of exchange ruling at the balance sheet date. Transactions in foreign currencies are translated into dollars at the rate of exchange ruling at the date of the transaction. Exchange differences are taken into account in arriving at the operating profit.

    Going Concern

    The company has incurred an operating loss, before non-recurring exceptional income, of $5,095,221 for the period and has a negative balance of $12,389,848 on the profit and loss account carried forward.

    The directors have prepared projections to 31 March 2004, which show that the company is expected to trade profitably in the future.

    Accordingly the directors consider it appropriate to prepare the interim financial statements on a going concern basis. These interim financial statements do not, therefore, include any adjustments to assets or liabilities that may be necessary should this basis be inappropriate.

2.  TURNOVER

    The turnover and profit before tax are attributable to the one principal activity of the company.

    An analysis of turnover is given below:

                                           Period to         Year to
                                           31 Dec 0 2       31 Mar 02
                                          -----------     -------------

United Kingdom                            $ 10,490,480     $ 9,041,975
Overseas sales                                       -       3,400,062
                                          ------------     -----------
                                          $ 10,490,480     $12,442,037
                                          ============     ===========

3.   ANALYSIS OF COST OF SALES AND NET OPERATING EXPENSES


                                        Continuing     Discontinuing       Total
                                        Operations       Operations
                                      -------------    --------------   ------------
PERIOD FROM 1 APRIL 2002
TO 31 DECEMBER 2002
Cost of sales                        $ 11,937,718              -        $ 11,937,718
                                     =============        =======       =============

Administrative expenses                 3,266,328              -           3,266,328
Other operating income                  (474,760)              -           (474,760)
                                     ------------        --------       -------------
Net operating expenses                $ 2,791,568              -         $ 2,791,568
                                     ============       ==========      =============

YEAR ENDED 31 MARCH 2002
Cost of sales                        $ 8,493,024       $ 7,990,600      $ 16,483,624
                                     ===========       ===========      =============

Administrative expenses                1,366,573         1,160,439         2,527,012
Other operating income                  (16,694)                 -          (16,694)
                                     -----------       ------------     -------------
Net operating expenses               $ 1,349,879      $  1,160,439       $ 2,510,318
                                     ===========      =============     =============



4.  OPERATING LOSS

Operating loss is stated after charging /(crediting):

                                               Period to 31 Dec. 02   Year to 31 Mar. 02
                                               --------------------   ------------------
Depreciation                                          $ 791,938        $ 1,671,727
Profit on disposal of fixed assets                      (3,357)           (66,218)
Auditors' remuneration
 - as auditors                                            9,708             34,533
Operating lease costs:
Land and building                                            -              32,445
Plant and equipment                                      44,324             73,237

Net loss/(profit) on foreign currency translation    $2,196,930         $ (134,516)
                                                     ==========        =============



5.  PARTICULARS OF EMPLOYEES

The average number of staff employed by the company during the financial period amounted to:

                               Period to 31 Dec. 02   Year to 31 Mar. 02
                              ---------------------   ------------------

                                        No.                    No.

Number of production staff              98                     --
Number of administrative staff          81                     --
                                       =====                ======
                                       179                     --

The aggregate payroll costs of the above were (In US dollars):

                              Period to 31 Dec. 02    Year to 31 Mar. 02
                             ---------------------   -------------------

Wages and salaries                 $ 3,876,513           $ 5,768,187
Social security costs                  334,732               529,175
Other pension costs                    104,883               171,512
                                  ============           ============
                                   $ 4,316,128           $ 6,486,874


6.  DIRECTORS' EMOLUMENTS

The directors' aggregate emoluments in respect of qualifying services were:


                                Period to 31 Dec. 02   Year to 31 Mar. 02
                                --------------------   ------------------

Emoluments receivable              $  216,638               $ 300,725
                                   ==========               ==========


Emoluments of highest paid director:

                                 Period to 31 Dec. 02   Year to 31 Mar. 02
                                ---------------------   ------------------

Total emoluments
 (excluding pension contributions)     $ 59,954            $  174,104
                                      ==========           ==========


The number of directors who are accruing benefits under company pension schemes were as follows:


                                 Period to 31 Dec. 02    Year to 31 Mar. 02
                                 --------------------    ------------------

                                           No.                   No.

Money purchase schemes                     1                      -
                                         ======                ======


7. Interest Payable

                                  Period to 31 Dec. 02    Year to 31 Mar. 02
                                 ----------------------   ------------------

Interest payable on bank borrowing     $ 12,994              $ 140,733
Finance charges                           6,247                      -
                                       ---------             ----------
                                       $ 19,241               $ 140,733
                                       ========               =========

8.  TAX ON PROFIT OR (LOSS) ON ORDINARY ACTIVITIES


                                    Period to 31 Dec. 02   Year to 31 Mar. 02
                                     -------------------   ------------------

Current tax:

UK Corporation tax based on the results for
The period at 19% (To 31 March 2002 - 20%)          -               (258,197)
                                              ==========           ==========


9.  TANGIBLE FIXED ASSETS

     (In US Dollars)


                                  Freehold
                                  Land and         Plant &      Fixtures &
                                  Buildings       Machinery      Fittings       Total
                               ---------------  -------------  ------------  -----------
COST
At 1 April 2002                 $ 13,389,997    $ 16,330,937   $ 5,055,286  $ 34,776,220
Additions/exchange adjustments       787,335         815,779        79,802     1,682,916
Disposals                                  -         (28,004)            -      (28,004)
                                ------------    -------------   ----------- ------------
At 31 December 2002             $ 14,177,332     $ 17,118,712   $ 5,135,088  $36,431,132
                                ============     ============   ===========  ===========


DEPRECIATION
At 1 April 2002                  $ 7,693,997     $ 15,209,890   $ 4,494,149  $ 27,398,036
Charge for the period                271,758          434,195       111,497       817,450
On disposals                               -         (21,918)             -      (21,918)
Revaluation adjustment           (1,840,467)                -             -   (1,840,467)
                                ------------     -------------   ----------- ------------
At 31 December 2002              $ 6,125,288      $15,622,167    $4,605,646  $ 26,353,101
                                ============      ============   =========== ============

NET BOOK VALUE
At 31 December 2002             $ 8,052,044       $ 1,496,545     $ 529,442  $10,078,031
                                ------------      ------------    ---------- ------------
At 31 March 2002                $ 5,696,000       $ 1,121,047     $ 561,137  $ 7,378,184
                                ============      ============    ========== ============



The National Assembly for Wales has been given security in the form of a First Legal Charge over the company's land and buildings at Technology Park, Newbridge, South Wales.

Finance lease agreements
Included within the net book value of $(10,078,031) is $(213,167) (To 31 Mar 02
- $Nil) relating to assets assets held under finance lease agreements. The depreciation charged to the accounts in the period in respect of such assets amounted to $(13,492) (To 31 Mar 02 - $Nil).


10.  STOCKS


                                          31 Dec 02        31 Mar 02
                                        -------------    -------------

Raw materials                            $ 3,419,086     $ 1,085,416
Finished goods                                     -          66,928
                                         ------------     -----------
                                         $ 3,419,086     $ 1,152,344
                                         ============    ============

11.   DEBTORS


                                              31 Dec 02     31 Mar 02
                                          -------------   -------------
Trade debtors                              $ 3,160,807     $ 1,766,099
Other debtors                                   61,262         219,978
Prepayments and accrued income                 275,424          35,600
                                           ------------    ------------
                                           $ 3,497,493     $ 2,021,677
                                          =============   =============


12.  CREDITORS: Amounts falling due within one year


                                             31 Dec 02       31 Mar 02
                                           -------------   ------------

Bank loans and overdrafts                    $  447,180     $         -
Trade creditors                               2,564,905       1,213,773
Amounts owed to group undertakings                    -      11,767,513
Other taxation and social security              269,495         123,036
Other creditors                                  74,452          58,116
Accruals and deferred income                    945,373          69,776
                                             -----------   -------------
                                            $ 4,301,405    $ 13,232,214
                                            ============   =============


The following liabilities disclosed under creditors falling due within one year are secured by the company:

                                              31 Dec 02       31 Mar 02
                                            -------------   -------------

Bank loans and overdrafts                     $ 447,180         $     -
Finance leases                                   72,604               -
                                             ------------   -------------
                                              $ 519,784         $     -
                                             ============    ============


13.  CREDITORS: Amounts falling due after more than one year



                                             31 Dec 02       31 Mar 02
                                            --------------  -------------

Bank loans and overdrafts                   $  201,802       $         -
Amounts owed to group undertakings                   -         4,799,151
Other creditors:
Finance lease agreements                       254,111                 -
                                             ----------       -----------
                                               455,913         4,799,151
Accruals and deferred income                 2,950,147                 -
                                           ------------      ------------
                                           $ 3,406,060       $ 4,799,151
                                           ============      ============

The following liabilities disclosed under creditors falling due after more than one year are secured by the company:

                                               31 Dec 02       31 Mar 02
                                           --------------    ------------

Bank loans and overdrafts                    $  201,802         $    -
Finance leases                                  254,111              -
                                              ----------        --------
                                             $  284,661         $    -
                                            ============       ==========


14.  COMMITMENTS UNDER FINANCE LEASE AGREEMENTS

Future commitments under finance lease agreements are as follows:


                                               31 Dec 02        31 Mar 02
                                             --------------    -----------

Amounts payable within 1 year                    $  72,604       $      -
Amounts payable between 1 and 2 years               72,604              -
Amounts payable between 3 and 5 years              181,507              -
                                                 ----------      ---------
                                                 $ 326,715       $      -
                                                 ==========      =========

15.  COMMITMENTS UNDER OPERATING LEASES

At 31 December 2002 the company had annual commitments under non-cancellable operating leases as set out below.


                                   Assets Other Than Land & Buildings

                                           31 Dec 02         31 Mar 02
                                         --------------   ---------------

Operating leases which expire:
Within 1 year                               $  20,404          $     -
Within 2 to 5 years                            22,350                -
                                             ---------        ----------
                                             $ 42,754          $     -
                                            ==========        ==========

16.   RELATED PARTY TRANSACTIONS

On 2nd April 2002 the entire share capital of the company was transferred from Aiwa Europe Limited to Great Admirer Limited, a wholly owned subsidiary of Sen Hong Resources Holdings Limited.

Prior to disposal of the company's share capital the following transactions were undertaken: - Aiwa Europe Limited waived $13,007,697 amounts due to it from the company, - Aiwa Europe Limited subscribed to $4,987,382 additional share capital in consideration for the settlement of an amount due from the company, as part of settlement of this debt the company waived $390,842 due to it from Aiwa UK Limited.

No transactions with related parties were undertaken such as are required to be disclosed under Financial Reporting Standard 8.

17.  SHARE CAPITAL

Authorised share capital:

                                            31 Dec 02       31 Mar 02
                                        -------------     ------------

13,564,002 Ordinary shares of
  pound stering 1 each                  $  21,724,105      $ 14,880,803
                                        =============      ============


                                            31 Dec 02        31 Mar 02
                                         -------------     ------------

Ordinary share capital brought forward $ 14,880,803 $ 14,880,803 Issue of ordinary shares/
   exchange adjustment                       6,843,302               -
                                          ------------     ------------
                                          $ 21,724,105     $ 14,880,803
                                         =============     ============

18.	PROFIT AND LOSS ACCOUNT


                                              Period to         Year to
                                              31 Dec 02        31 Mar 02
                                           --------------   ---------------

Balance brought forward                      $ (21,747,552)   $ (7,849,960)
Retained profit/(accumulated
  loss) for the financial period                 10,214,119    (13,897,592)
Exchange losses on translation
  of opening shareholders funds                   (856,415)
                                              -------------    ------------
Balance carried forward                      $ (12,389,848)  $ (21,747,552)
                                             ==============  ==============


19.	ULTIMATE PARENT COMPANY

The ultimate controlling party is Sen Hong Resources Holdings Limited, being the parent of Great Admirer Limited, which owns 100% of the company's share capital.

20.	IMPAIRMENT

The directors reviewed the impairment provision on its freehold property, based on a professional valuation, and have credited $1,840,467 to the profit and loss account to reflect the reduction in provision.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.



                                PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

As of December 31, 2002, the Company's sole officer and director was as below.

       Name          Age            Positions and Offices Held
-----------------  -------  -------------------------------------
Jianjun Zhang        33      President, Treasurer, Secretary, and Director

As of December 31, 2002, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is neither acting on behalf of nor will act at the direction of any other person.

Jianjun Zhang, the Company's sole officer and director resigned effective upon completion of the Acquisition. Upon the resignation of the sole officer and director of the Company, the following persons were appointed to the respective officers of the Company:

       Name             Age                  Positions Held
--------------------  -------    -----------------------------------
Jacinta Sit             30       President, Chief Financial Officer
                                 and Director, Member of Audit Committee
Vivian Lee-Yu Lam       33       Corporate Secretary and Director
Woon Chew Chai          44       Independent Director, Member of Audit
                                 Committee

JACINTA SIT has been President and a director of the Company since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of Sen Hong Resources Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and development of crude oil.

VIVIAN LEE-YU LAM was appointed director and Corporate Secretary of the Company in February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of Sen Hong Resources Holdings Limited, a Hong Kong corporation. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the Axiom Manufacturing Services Limited. Ms. Lam received her Bachelor's degree in Japanese Studies from the University of Hong Kong, and a postgraduate diploma in Corporate Administration from the City University of Hong Kong.

WOON CHEW CHAI was elected as independent director of the Company in February 2003. From 1994 to the present, Mr. Chai has been a partner at Michael Chai & Co., a law firm in Kuala Lumpur, Malaysia. From 1991 to 1994, he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From 2002 to the present, he serves director of Sen Hong Resources Holdings Limited, a Hong Kong corporation. Mr. Chai holds a Bachelor of Laws (Hons) degree from the University of Buckingham, and a Bachelor of Science (Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai qualified as Barrister at Law from Lincoln's Inn, England.

Above named directors and executive officers of the Company have not involved in any legal proceedings as described in Item 401 of Regulation S-B.

There are no agreements or understandings for the Company's officer or director to resign at the request of another person, and the above-named officer and director is neither acting on behalf of, nor will act at the direction of, any other person. There is no family relationship among any of the executive officers and directors.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) filings. For the period covered by this Annual Report, the Company was in compliance with the Section 16(a) of the Securities Exchange Act of 1934.


Item 10.  Executive Compensation

Currently none of the Company's executive officers receive salary or other kind of compensation from the Company. There is no key man life insurance on any director or officer, and no pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its executive officers.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of our Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The below table is based on an aggregate of 18,564,002 shares of Common Stock issued and outstanding as of March 27, 2003. There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

                    Name and Address      Amount and Nature of   Percent of
Title of Class    of Beneficial Owner     Beneficial Ownership     Class
---------------  -----------------------  ---------------------  ----------
Common Stock     Great Admirer Limited          16,701,002          90.0%
                 2 Queen's Road, Suite 2602
                 Central, Hong Kong

Common Stock     All Officers and
                 Directors as a Group (one person)                     *
-------------------------------------------------------------------------
*   Less than 1% of the outstanding shares.


Item 12.  Certain Relationships and Related Transactions

In connection with the organization of the Company, we issued a total of 5,000,000 shares of our Common Stock to Waywood Investment Ltd. for incorporating the Company in the State of Delaware and clerical and administrative services valued at $500 on March 8, 2002. Our sole director and officer in 2002, Mr. Jianjun Zhang, was the controlling shareholder and the sole officer and director of Waywood Investment Ltd.

On March 12, 2002, the Company entered into an agreement with Waywood, pursuant to which Waywood will provide the following services to the Company, without reimbursement, until the Company enters into a business combination,
(i) Preparation and filing of required documents with the Securities and Exchange Commission, (ii) Locating and review of potential target companies, and (iii) Payment of all corporate, organizational, and other costs incurred by the Company.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   Exhibit No.                    Description
   ----------   -----------------------------------------
    3.1         Certificate of Incorporation (1)
    3.2         By-Laws (1)
    4.1         Specimen Stock Certificate(2)
   10.1         Agreement with Waywood Investment Ltd. (1)
   10.2         Shareholder agreement (1)
   23.1         Consent of Independent Certified Public Accountants (3)

  (1) Incorporated by reference from the Company's Registration Statement on Form 10-SB filed on June 10, 2002.

  (2) Incorporated by reference from the Company's Registration Statement on Form 10-SB/A filed on July 29, 2002.

  (3)  Filed herewith.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

On January 24, 2003, the Company filed a Form 8-K to report that Waywood Investment Limited, the sole shareholder of the Company, entered into a Stock Purchase Agreement with Great Admirer Limited, pursuant to which Great Admirer acquired 4,250,000 shares of common stock of the Company owned by Waywood.
As a result, Great Admirer now owns 85% of the Company's issued and outstanding shares.

On February 12, 2003, the Company filed a Form 8-K to report that the Company entered into a Share Exchange Agreement with Great Admirer Limited, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom anufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly -owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes Oxford's wholly-owned subsidiary.

On March 3, 2003, the Company filed a Form 8-K/A to amend the Form 8-K the Company filed on February 18, 2003 by submitting audited financial statements of Axiom Manufacturing Services Limited.




                                SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies Corp.


By: /s/ Jacinta Sit
----------------------------------
Jacinta Sit, Director and President


Date: March 27, 2003

                                   CERTIFICATION


I, Jacinta Sit, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Oxford
     Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003


  /s/ Jacinta Sit
 -----------------
 Jacinta Sit