Form 10KSB/A
period 2002-12-31
OXFORD TECHNOLOGIES INC
filed 2003-09-09
CIK 1169567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the Fiscal Year Ended December 31, 2002

   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File No. 000-49854

                           OXFORD TECHNOLOGIES INC.
                   ---------------------------------------------------
                     (Name of Small Business Issuer in its Charter)

                      Delaware                             04-3615974
  ---------------------------------------   --------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

     524 Westgate Drive, Edison, New Jersey                    08820
   -----------------------------------------------      --------------------
     Address of principal executive office                   Zip Code

      Issuer's telephone number:                 (908) 412-9210
                                   ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $.0001 Par Value
-----------------------------------------------------------------------------
                                  (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No   [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ ]

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

     State the number of shares outstanding of each of the issuer's classes of
common equity:   As of August 29, 2003: 18,564,002 shares of common stock, par value $.0001 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                               TABLE OF CONTENTS

PART I

ITEM 1.  Description of Business...........................................    3
ITEM 2.  Description of Properties.........................................   10
ITEM 3.  Legal Proceedings.................................................   10
ITEM 4.  Submission of Matters to a Vote of Security Holders...............   10

PART II

ITEM 5.  Market For Common Equity and Related Stockholder Matters..........   10
ITEM 6.  Management's Discussion and Analysis or Plan of Operation.........   11
ITEM 7.  Financial Statements..............................................   19
ITEM 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.........................................   19

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   20
ITEM 10. Executive Compensation............................................   22
ITEM 11. Security Ownership of Certain Beneficial Owners and Management....   22
ITEM 12. Certain Relationships and Related Transactions....................   23
ITEM 13. Exhibits and Reports on Form 8-K..................................   23

SIGNATURES

CERTIFICATION

                                       PART I


Item 1.  DESCRIPTION OF BUSINESS

Acquisition of Axiom Manufacturing Services Limited

     On January 24, 2003, Waywood Investment Limited, the sole shareholder of Oxford Technologies Inc. (the "Company"), entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer"), pursuant to which Great Admirer acquired 4,250,000 shares of common stock of the Company owned by Waywood Investment Limited. As a result, Great Admirer owned 85% of the Company's then issued and outstanding shares.

     On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis (the "Acquisition"). Axiom is an electronics manufacturing service provider in the United Kingdom, and a wholly owned subsidiary of Great Admirer. As a result of the Acquisition, there was a change in control of the Company in that Great Admirer, the former shareholder of Axiom, became the controlling shareholder of the Company and Axiom becomes the Company's wholly owned subsidiary. Accordingly, the Acquisition was accounted for as reverse acquisition. Following the Acquisition, the officer and director of the Company resigned, and new officers and directors were elected. See Item 9. "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16
(a) of the Exchange Act."

Oxford Technologies Inc.

     Oxford Technologies Inc. (the "Company") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. It had been a developmental stage company since its inception. As of December 31, 2002 and for the period from March 8, 2002 (inception) to December 31, 2002, the Company had no operating history, no cash assets or other assets, and had no revenues from operations.

     The Company voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended on June 10, 2002, which became effective on about December 20, 2002.

Axiom Manufacturing Services Limited

     Axiom Manufacturing Services Limited ("Axiom") was originally incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd. to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed to Aiwa Wales Manufacturing Limited ("AWM") in June 1997, and its name was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of Axiom by Great Admirer.

     Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Ltd., which was 100%-owned by Aiwa Co.

Ltd. of Japan. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, AWM was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

     In addition to being Aiwa's sole original equipment manufacturer in Europe, In December 2000, due to a gradually decreasing profit margin, AWM began to provide electronic manufacturing services to third parties. This continued until July 2001 when all Aiwa brand products were terminated, and AWM entirely became an electronic manufacturing services provider. In April 2002, Great Admirer acquired 100% of AWM's capital stock.

     Axiom's principal executive offices, engineering and manufacturing facilities are located in Technology Park, Newbridge, in South Wales, United Kingdom. Axiom owns the above- mentioned properties, which is approximately
26.80 acres. Axiom does not lease any properties. The Welsh Assembly holds a legal charge over land and buildings.

Axiom's Business

     Axiom provides electronics manufacturing services, in the business-to-business or business-to- industrial sectors, to original equipment manufacturers (OEMs) in the telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices markets. Axiom offers OEMs comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. OEMs contract with Axiom to build their products or to obtain services related to product development, manufacturing and post-production requirements. In many cases, Axiom builds and services products that carry the brand names of its customers. Axiom has developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently and aggressively managing its business, costs and asset base, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations.

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

    Engineering and Design. Axiom offers engineering, design, prototype and related services that help its customers design their products for optimal manufacturing and testing. Axiom's electrical, mechanical and packaging engineers provide its customers with circuit design, printed circuit board layout, mechanical design and test fixture design services. Axiom also provides design for procurement, design for manufacturability and design for testability services. Axiom's design for procurement service identifies areas in which the overall cost of its customers' products can be reduced through a decrease in material costs and effective inventory management. Axiom designs for manufacturability service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Axiom's design for testability service focuses on achieving the highest level of fault detection and isolation before products are shipped

     Materials Procurement And Management. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. Axiom's inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time.

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

                                            Year ended December 31,

                                         2002         2001        2000
                                        --------    ---------   --------
Computer related products
  for business enterprises               0.87%        0.09%         0%
Telecommunications equipment             0.00%        8.76%         0%
Video/Audio/Entertainment products      42.21%        8.76%         0%
Industrial control equipment            24.40%       27.44%         0%
Testing & instrumentation products       5.50%       43.36%         0%
Medical devices                         27.02%       11.58%         0%

              TOTAL                       100%         100%         0%

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

Employees

     As of December 31, 2002, Axiom had 180 full-time employees, including 111 in production and quality, 18 in engineering, research and development, 30 in procurement and materials management, 1 in information systems, 2 in program management, 6 in sales and marketing and 12 in executive and administrative functions. Given the variability in Axiom's business and the quick response time required by its customers, it is critical that Axiom be able to quickly ramp-up and ramp-down its production to maximize efficiency. Therefore, Axiom may use skilled temporary labor as required. No temporary employees were employed as of December 31, 2002.

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


Item 3.   EGAL PROCEEDINGS

     The Company is not a party to any material, threatened or pending legal proceedings.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 2002.


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

     The Company's authorized capital stock consists of 80,000,000 shares of Common Stock, par value $.0001 per share and 20,000,000 shares of Preferred Stock, par value $.0001 per share. At August 28, 2003, there were 18,564,002 shares of Common Stock outstanding and held of record by approximately 358 stockholders. No shares of Preferred Stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

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

     On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited on a one-to-one basis.

     We have never utilized an underwriter for an offering of our securities.

     We have not declared any dividends and do not intend to so in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Form 10-KSB contains forward-looking statements relating to our financial condition, results of operations and business. Any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled "Risk Factors." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with its financial statements and the related notes thereto.

Overview

     Oxford Technologies Inc. (the "Company") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. Since its inception the Company had no operating history and no revenue until February 12, 2003, when the Company entered into a Share Exchange Agreement with Great Admirer Limited, a Hong Kong corporation. Pursuant to the agreement, the Company issued 13,564,002 shares of its common stock to Great Admirer Ltd in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Ltd. ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in South Wales, United Kingdom, and a wholly owned subsidiary of Great Admirer Ltd. As a result of the acquisition, Axiom becomes the Company's wholly owned subsidiary, and the former shareholder of Axiom became the controlling shareholder of Axiom. Accordingly, the acquisition was accounted for as a reverse acquisition. The following discussion is referred to the business and operations of Axiom.

   Axiom was originally incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed to Aiwa Wales Manufacturing Limited ("AWM") in June 1997, and its name was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of AWM by Great Admirer Limited in April 2002.

     Prior to its acquisition by Great Admirer Limited, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which was 100%-owned by Aiwa Co. Limited of Japan. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000, due to a gradually decreasing profit margin, AWM began to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated, and AWM entirely became an electronic manufacturing services provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider.

     Axiom provides electronics manufacturing services in the business-to-business or business-to- industrial sectors, to original equipment manufacturers
(OEMs) in the telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices markets. Axiom provides its customers with a total solution that includes a full range of services that allow Axiom to take its customers' products from initial design through production, test, distribution and after-market support. In many cases, Axiom builds and services products that carry the brand names of its customers.

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

     Following the acquisition, Axiom's fiscal year has been changed from March 31 to December 31, as the same as that of Oxford.

RESULTS OF OPERATIONS

     The electronics manufacturing industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers, in particular, could materially harm our results of operations. See "Risk Factors" for additional factors relating to possible fluctuations of the Company's operating results.

Year Ended March 31, 2002 compared to Year Ended March 31, 2001

     Revenues.   Revenues for the Company decreased $17.28 million to $12.38 million for the year ended March 31, 2002 from $29.66 million for the same prior year period. The decrease in revenues reflects the Company's shift of its primary focus from Aiwa Co. of Japan's sole original equipment manufacturer in Europe to an electronic manufacturing services provider. In July 2001, all Aiwa brand products were terminated, and the Company entirely became an electronic manufacturing services provider.

     Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, decreased to $19.86 million for the year ended March 31, 2002 from $36.60 million in the prior year. However, the Company's cost of sales in fiscal 2002 was approximately 160.4% of the Company's sales, compared to 123.4% in 2001. The decrease in costs of sales of $16.74 million was largely attributable to the decrease increase in sales.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased by $197,000, or 44%, to $644,000 in fiscal 2002, compared to $447,000 in fiscal 2000.

     Net Loss. As a result of the factors discussed above, Axiom reported a net loss of $7.83 million for the year ended March 31, 2002 compared to a loss of $6.99 million for the same prior year period.

Nine Months ended December 31, 2002

     Revenues. For the nine months ended December 31, 2002, Axiom's revenues were $10.5 million. As we mentioned before, Axiom completed its first full year of operations as a contract electronics manufacturing services provider on March 31, 2002, the year 2002 was challenging for Axiom, due to worldwide significant decrease in demand for electronics manufacturing services. The number of Axiom's customers was increased from nine at the end of March 2002 to thirteen as of December 31, 2002, although approximately 70% of the revenue came from sales to two customers. Axiom's operating losses were largely to (i) taking on low margin business to secure market share; (ii) high staffing levels and therefore costs following the transfer from original electronics manufacturing to contract electronics manufacturing; and (iii) high facility costs, a significant asset base was transferred from Aiwa to Axiom.

   Axiom took actions in October 2002 to reduce headcount to more normal levels and also to restructure its management team. This resulted in headcount being reduced to 180 from 200. A new ERP computer system was introduced in November 2002, which will give better control over production scheduling and procurement, and the benefits of this should be reflected in Axiom's financial performance going forward. Currently Axiom is concentrating on winning good quality, long-term customers who will provide growth and stability for Axiom.

     Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, was $12.0 million for the nine months ended December 31, 2002. During the period of time, the cost of sales was approximately 114.3% of the sales, compared to 160.4 % for the year ended March 31, 2001 and 123.4% for the year ended March 31, 2002, respectively.

     Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, was $1.58 million.

     Net Loss. As a result of the factors discussed above, Axiom reported a net loss of $3.09 million for the nine months ended December 31, 2002 compared to a loss of $7.83 million for the year ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The cash balance of Axiom at December 31, 2002 was $47,000.

     For the year ended March 31, 2002, Axiom's operations used cash of $4.13 million compared to $7.74 million of cash used in operating activities for the same period of the prior year, primarily as a result of the decrease in depreciation and amortization, decrease in accounts receivable, inventory and in accrued expenses. Axiom's net working capital decreased $18.24 million to $(14.25) million during the twelve months ended March 31, 2002 from $3.99 million at March 31, 2001. The decrease in working capital was primarily caused by the increase to related-parties, which was resulted from the purchase of Axiom's factory premises located in Technology Park, Newbridge, South Wales, UK in June 2001.

     Axiom's investing activities during the year ended March 31, 2002 used cash of $12.01 million for purchase of property and equipment and leasehold improvements.

     Axiom's financing activities during the year ended March 31, 2002 provided cash of $16.72 million, of which $11.766 million was from Aiwa Europe Ltd, then parent company of Aiwa Wales Manufacturing Ltd, for advancement of the Company to assist in the acquisition of the real property at Technology Park.

     For the nine months ended December 31, 2002, Axiom's operating activities used cash of $318,000, investing activities used cash of $654,000, primarily used for purchase of property and equipment. During the same period of time, Axiom's financing activities provided net cash of $439,000.

     During 2002, operations were funded primarily by cash generated from operations and with $3.86 million of grant aid from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Wales Manufacturing to end production of hi-fi units at the Newbridge site. A further $962,000 is payable in twelve months time subject to Axiom meeting criteria for headcount, and fixed asset purchases.

     Axiom's bank credit facility is composed only of an invoice discounting facility with a maximum advance limit of $1,604,000 subject to the level of qualifying sales invoiced. The applicable interest rates for the invoice discounting facility are calculated with reference to Bank Base rates. At December 31, 2002 the interest rate on borrowings was 6.00% and the interest rate on credit balances was 1.5%.

     The following summarizes Axiom's debt and other contractual obligations at December 31, 2002:

          Description           Amount                  Term
----------------------------  -----------   ------------------------------------
Invoice discounting            $ 61,000     Ongoing until facility terminated
Bank loan                     $ 261,000     5 year term commencing June 2002
Finance lease agreements      $ 329,000     10 year term commencing August 2002
--------------------------------------------------------------------------------
             Total            $ 651,000

     Axiom is in compliance with all covenants under our existing credit facilities as of December 31, 2002. In the event that adequate funding is not available from existing credit facilities, Axiom would work with existing lenders to identify additional sources of financing. While there can be no assurance that Axiom will have sufficient funds over the next twelve months, it believes that funds generated from operations plus borrowings under Axiom's invoice discounting facility will be adequate to meet its anticipated future operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, Axiom's continuing operating and investing activities may require Axiom to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to Axiom on commercially reasonable terms, if at all.

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

     Because a Significant Portion of Axiom's Sales Currently Comes From a Small Number of Customers, any Decrease in Sales From These Customers Could Harm its Operating Results. Axiom depends on a small number of customers for a large portion of its business, and changes in such customers' orders have, in the past, had a significant impact on its operating results. If a major customer significantly reduces the amount of business it does with Axiom, there would be an adverse impact on its operating results. Additionally Axiom generates significant accounts receivable in connection with providing services to its major customers. If one or more of its customers were to become insolvent or otherwise unable to pay for its services, or were to become unwilling to make payments in a timely fashion, Axiom's operating results and financial condition could be adversely affected.

    Axiom's Ability to Meet its Cash Requirements Depends on a Number of Factors, Many of Which are Beyond Its Control. Axiom's ability to meet its cash requirements is dependent upon its future performance, which will be subject to financial, business and other factors affecting Axiom's operations, many of which are beyond its control. If Axiom is unable to meet its cash requirements from operations it would be required to fund these cash requirements by alternative financings. The degree to which it may be leveraged could materially and adversely affect its ability to obtain financing for working capital, acquisitions or other purposes, could make it more vulnerable to industry downturns and competitive pressures, or could limit its flexibility in planning for, or reacting to, changes and opportunities in the electronics manufacturing industry, which may place it at a competitive disadvantage compared to its competitors. There can be no assurance that Axiom will be able to obtain alternative financing, that any such financing would be on acceptable terms, or that it will be permitted to do so under the terms of its existing financing arrangements. In the absence of such financing, Axiom's ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet its debt service obligations or fund required capital expenditures or increased working capital requirements, may be adversely affected.

     Axiom May not be Able to Sell Excess or Obsolete Inventory to Customers or Otherwise Which Could Have a Material Adverse Impact on its Financial Condition. The majority of Axiom's inventory purchases and commitments are based upon demand forecasts that its customers provide to it. The customer forecast, and any changes to the forecasts, including cancellations, may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer's revised needs, or that become obsolete. Axiom is solely responsible for excess and obsolete inventory resulting from inventory purchases in excess of inventory needed to meet customer demand forecasts at the time the purchase commitments were made. Therefore, Axiom must bear the economic loss of any such excess or obsolete inventory which could have a material adverse impact on its financial condition. In 2002, Axiom recorded a charge of $1.12 million to reduce the carrying value of excess and obsolete inventory.

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

     Axiom Depends on its Suppliers, Some of Which are the Sole Source for it's Components, and Axiom's Production Would be Substantially Curtailed if These Suppliers are not Able to Meet Axiom's Demands and Alternative Sources are Not Available. Axiom orders raw materials and components to fulfill its customers' orders, and some of these raw materials and components are ordered from sole-source suppliers. Although Axiom works with its customers and suppliers to minimize the impact of shortages in raw materials and components, it sometimes experiences short-term adverse effects due to price fluctuations, extended lead times and delayed shipments. In the past, there have been industry-wide shortages of electronic components, particularly memory and logic devices. If a significant shortage of raw materials or components were to occur, Axiom may have to delay shipments to customers, and its operating results would be adversely affected. In some cases, supply shortages of particular components will substantially curtail production of products using these components. While most of Axiom's significant customer contracts permit quarterly or other periodic reviews of pricing based on decreases and increases in the prices of raw materials and components, it is not always able to pass on price increases to its customers. Accordingly, some raw material and component price increases could adversely affect Axiom's operating results. Axiom also depends on a small number of suppliers for many of the other raw materials and components that it uses in its business. If Axiom were unable to continue to purchase these raw materials and components from its suppliers, Axiom's operating results would be adversely affected. Because many of its costs are fixed, Axiom's margins depend on its volume of output and a reduction in volume will adversely affect its margins. If Axiom is left with excess inventory, its operating results will be adversely affected.

   Axiom typically purchases components and manufacture products in anticipation of customer orders based on customer forecasts. For a variety of reasons, such as decreased end-user demand for the products it is being manufactured, Axiom's customers may not purchase all of the products it has manufactured or for which it has purchased components. In such event, Axiom would attempt to recoup its materials and manufacturing costs by means such as returning components to its vendors, disposing of excess inventory through other channels or requiring its OEM customers to purchase or otherwise compensate it for such excess inventory. Axiom's customer agreements give it the ability to do this. However in reality, legal proceedings may be required, thus adding additional costs. To the extent Axiom is unsuccessful in recouping its material and manufacturing costs, not only would its net sales be adversely affected, but also its operating results would be disproportionately adversely affected.

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

     Axiom's net Sales Could Decline if its Competitors Provide Comparable Manufacturing Services and Improved Products at a Lower Cost. Axiom competes with different electronic manufacturing services providers. These competitors may have greater manufacturing, financial, R&D and/or marketing resources than Axiom has. In addition, Axiom may not be able to offer prices as low as some of its competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. Axiom's inability to provide comparable or better manufacturing services at a lower cost than its competitors could cause its net sales to decline. Axiom also expects its competitors to continue to improve the performance of their current products or services, to reduce their current products or service sales prices and to introduce new products or services that may offer greater value-added performance and improved pricing. Any of these could cause a decline in sales, loss of market acceptance of Axiom's products or services, or profit margin compression.

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

Controls and Procedures

    Within the 90 days prior to the filing date of the report (evaluation date), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon the evaluation, the management concluded that the Company's disclosure controls and procedures are effective.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 7.  FINANCIAL STATEMENTS

     The following audited financial statements are filed with this report:

     (i) Audited financial statements as of December 31, 2002 and for the nine months ended December 31, 2002; and

     (ii) Audited financial statements as of March 31, 2002 and 2001, and for the years ended March 31, 2002 and 2001.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

     On April 19, 2003, Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co. resigned as the independent auditor of the Company, following the Company's acquisition of Axiom Manufacturing Services Ltd. On April 21, 2003, the Company engaged GRACE T. FAN, CPA, LLC, d/b/a ATA CAPS GROUP, as the Company's new independent auditors.

     During the period from March 8, 2002 (inception) to December 31, 2002, there were no disagreements between the Company and Stan J. H. Lee, CPA, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stan J. H. Lee, CPA, would have caused Stan J. H. Lee, CPA, to make reference to the matter in its reports on the Company's financial statements. During the period from March 8, 2002 (inception) to December 31, 2002, there were no reportable events as the term described in Item 304(a) 1)(iv) of Regulation S-B. Stan J. H. Lee, CPA's opinion in its report on the Company's financial statements for the year ended December 31, 2002, expressed substantial doubt with respect to the Company's ability to continue as a going concern.

     At no time preceding April 21, 2003 has the Company (or anyone on behalf of the Company) consulted with GRACE T. FAN, CPA, LLC, d/b/a ATA CAPS GROUP, on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Stan J. H. Lee, CPA or a reportable event.

    On June 17, 2003, the Company engaged Demetrius & Co., LLC, as the independent public accountants for the Company and its subsidiary. Following this engagement, Demetrius & Co., LLC will audit the Company's financial statements for the years and periods as specified by Regulation S-X in connection with the Company's acquisition of Axiom Manufacturing Services Limited. Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group was dismissed as the Company's independent public accountants after the Company's Board of Directors approved the appointment of a new independent auditor.

     Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group served as the Company's independent public accountants for the period from April 19, 2003, to June 17, 2003, during which Grace T. Fan, CPA, LLC never prepared or issued a report on behalf of the Company.

     During the period from April 19, 2003, to Grace T. Fan, CPA, LLC's dismissal on June 16, 2003, there were no disagreements between the Company and Grace T. Fan, CPA, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grace T. Fan, CPA, LLC would have caused Grace T. Fan, CPA, LLC to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from April 19, 2003 to June 17, 2003, the date of Grace T. Fan, CPA, LLC's dismissal, there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

     At no time prior to June 17, 2003, did the Company (or anyone on behalf of the Company) consult with Demetrius & Co., LLC on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Grace T. Fan, CPA, LLC, or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.


                                     PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     As of December 31, 2002, the Company's sole officer and director was as below.

       Name        Age            Positions and Offices Held
---------------- -------  -----------------------------------------------------
Jianjun Zhang      33      President, Treasurer, Secretary, and Director

     As of December 31, 2002, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is neither acting on behalf of nor will act at the direction of any other person.

     Jianjun Zhang, the Company's sole officer and director resigned effective upon completion of the Company's acquisition of Axiom Manufacturing Services in February 2003. Upon his resignation, the following persons were appointed to the respective officers of the Company:

         Name       Age                 Positions Held
-----------------  -----   -----------------------------------------------
Jacinta Sit          30   President, Chief Financial Officer and Director,
Paul Pursey          55   Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam    33   Corporate Secretary and Director
Woon Chew Chai       44   Independent Director, Member of Audit Committee

    JACINTA SIT has been President and a director of the Company since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of Sen Hong Resources Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and development of crude oil.

     PAUL PURSEY was appointed as Managing Director of Axiom Manufacturing Services Limited, a subsidiary of the Company, in September 2002. From 1998 to September 2002, Mr. Pursey was Senior Executive within the Human Resources Group responsible for personnel, training, health & safety, administrative and factory engineering. From July 1999, he also served as Company Secretary of the Company. Mr. Pursey was a key member of the Wales Electronics Forum, a group designed to promote electronics within Wales and was chairman of Aiwa/ Axiom Consultative Committee. Mr. Pursey played an integral part in the Company's transition from OEM to CEM. Prior to 1998, Mr. Pursey was head of Aiwa Wales Manufacturing Services Limited responsible for all aspects of manufacturing.

     VIVIAN LEE-YU LAM was appointed director and Corporate Secretary of the Company in February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of Sen Hong Resources Holdings Limited, a Hong Kong corporation. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the Registrant.

     WOON CHEW CHAI was elected as independent director of the Company in February 2003. From 1994 to the present, Mr. Chai has been a partner at
Michael Chai & Co., a law firm in Kuala Lumpur, Malaysia.   From 1991 to 1994,
he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From 2002 to the present, he has served as director of Sen Hong Resources Holdings Limited, a Hong Kong corporation. Mr. Chai holds a Bachelor of Laws (Hons) degree from the University of Buckingham, and a Bachelor of Science (Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai is qualified as Barrister at Law from Lincoln's Inn, England.

     Above named directors and executive officers of the Company have not involved in any legal proceedings as described in Item 401 of Regulation S-B.

     There are no agreements or understandings for the Company's officers or directors to resign at the request of another person, and the above-named officers and directors are neither acting on behalf of, nor will act at the direction of, any other person. There is no family relationship among any of the executive officers and directors.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) filings. For the period covered by this Annual Report, the Company was in compliance with the Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

     Currently none of the Company's executive officers receive salary or other kind of compensation from the Company, except Paul Pursey, managing director of Axiom Manufacturing Services Ltd., the Company's subsidiary, received approximately $80,475 in salary and approximately $11,200 in medical insurance and company car in 2002.

    There is no key man life insurance on any director or officer, and no pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of its executive officers and officers.

     The directors of the Company receive no salary or any other type of compensation from the Company in their capacity as directors of the Company. As of the date hereof, the Company does not have in place a compensation arrangement for its directors for their services as directors, for committee participation, or special assignments.

     There are no employment contracts.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of our Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The below table is based on an aggregate of 18,564,002 shares of Common Stock issued and outstanding as of August 29, 2003. There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

                     Name and Address       Amount and Nature of    Percent of
  Title of Class     of Beneficial Owner    Beneficial Ownership      Class
-----------------  ---------------------  ------------------------- -----------
Common Stock       Great Admirer Limited         16,701,002            90.0%
                   2 Queen's Road, Suite 2602
                   Central, Hong Kong

Common Stock       All Officers and
                   Directors as a Group                   *
-------------------------------------------------------------------------------
     As of the date of this report, there are no arrangements which may result in a change in control of the Company.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 8, 2002, in connection with the organization of the Company, the Company issued a total of 5,000,000 shares of its common stock to Waywood Investment Ltd. ("Waywood") for services valued at $500. At that time, the Company's sole director and officer, Mr. Jianjun Zhang, was the controlling shareholder and the sole officer and director of Waywood Investment Ltd.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                    Description
 ---------    -----------------------------------------
  3.1         Certificate of Incorporation (1)
  3.2         By-Laws (1)
  4.1         Specimen Stock Certificate (2)
 10.1         Agreement with Waywood Investment Ltd. (1)
 10.2         Shareholder agreement (1)
 99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002 (3)

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

     On April 22, 2003, the Company filed a Form 8-K to report that Stan J. H. Lee, CPA, resigned as the Company's independent accountants, following the Company's acquisition of Axiom Manufacturing Services Ltd. and the Company engaged Grace T. Fan, CPA, LLC, d/d/a ATA CPAS GROUP, as the Company's independent accountants.

     On June 20, 2003, the Company filed a Form 8-K to report that the Company engaged Demetrius & Co., LLC as the Company's independent public accountants in replace of Grace T. Fan, CPA as the Company's independent accountants.

                                    SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies Corp.

By:  /s/ Jacinta Sit
----------------------------------------------
Jacinta Sit
President, Chief Financial Officer and Director

Date: September 9, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Vivian Lee Yu Lam
--------------------------------------------
Vivian Lee Yu Lam, Director and Secretary

Date:   September 9, 2003

                      AXIOM MANUFACTURING SERVICES LIMITED
                  (Formerly Aiwa Wales Manufacturing Limited)


                             Financial Statements
   As of December 31, 2002 and for the Nine Months ended December 31, 2002




Independent Auditors' Report........................................      27

Balance Sheet (Audited).............................................      28
Notes to Balance Sheet (Audited)....................................      29
Statement of Operations for the Period from
  April 1, 2002 to December 31, 2002 (Unaudited)....................      36
Statement of Changes in Stockholders' Equity (Deficiency)(Unaudited) 37 Statement of Cash Flows for the Period from
  April 1, 2002 to December 31, 2002 (Unaudited)....................      38
Notes to Financial Statements (Unaudited)...........................      39

                            DEMETRIUS & COMPANY, L.L.C.
                            CERTIFIED PUBLIC ACCOUNTANTS


                           INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Axiom Manufacturing Services Limited
(Formerly Aiwa Wales Manufacturing Limited)

We have audited the accompanying balance sheet of Axiom Manufacturing Services Limited (formerly Aiwa Wales Manufacturing Limited) at December 31, 2002. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly in all material respects the financial position of Axiom Manufacturing Services Limited, as of December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
-----------------------------
 DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
July 17, 2003

                       AXIOM MANUFACTURING SERVICES LIMITED
                   (formerly AIWA Wales Manufacturing Limited)

                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

                                                                US $'000
Current assets:
Cash and cash equivalents...................................      $   47
Accounts receivable, net of allowance for
    doubtful accounts of $21................................       3,177
Inventory...................................................       3,436
Other current assets........................................         338
                                                                --------
       Total Current Assets.................................       6,998

Property and equipment, net of accumulated
    depreciation of $22,900.................................      14,955
                                                               ---------
                                                               $  21,953
                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................   $   2,908
Notes payable, current portion..............................         192
Taxes payable...............................................         270
Accrued expenses............................................          90
Deferred income, current portion............................         859
Other current payable.......................................           2
                                                               ---------
      Total Current Liabilities.............................       4,321

Long-term Liabilities:
Deferred income, non-current portion........................       2,965
Notes payable, non-current portion..........................         459
                                                                --------
                                                                   3,424

Stockholders' Equity (Deficiency)
Common stock, 13,564,002 shares authorized, issued,
   and outstanding..........................................      21,109
Additional paid in capital..................................      11,865
Accumulated Other Comprehensive Loss........................         390
Accumulated Deficit.........................................    (19,156)
                                                               ---------
      Total Shareholders' Equity............................      14,208
                                                               ---------
                                                               $  21,953
                                                               =========



         The accompanying notes are an integral part of the statements.

                      AXIOM MANUFACTURING SERVICES LIMITED
                   (formerly AIWA Wales Manufacturing Limited)

                        NOTES TO FINANCIAL STATEMENTS

                              DECEMBER 31, 2002

NATURE OF OPERATIONS

Axiom Manufacturing Services Limited ("the Company") was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd.
The Company's name was changed to Aiwa Wales Manufacturing Limited in June 1997 and was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of the Company by Great Admirer Limited.

Prior to its acquisition by Great Admirer Limited, the Company was a wholly owned subsidiary of Aiwa Europe Limited, which was 100% owned by Aiwa Co. Limited of Japan. The Company was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the Europe. In December 2000, due to a gradually decreasing profit margin, the Company began to provide electronic manufacturing services (EMS) to third parties. In July 2001, Aiwa brand products were terminated and the Company became entirely an EMS provider in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

The company's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. The Company owns the above-mentioned properties, which is approximately 26.80 acres.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation.   The local currency is the functional
     currency of the Company's operations in UK. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

    Reporting Entity.   The Company's balance sheet reflects the financial
    condition on a "Stand-alone" basis and did not include any transactions of any affiliates.

    Cash Equivalents. The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

    Inventories.   Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method.

    Property, plant and Equipment.   Property, plant and equipment are recorded
    at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

    Buildings & building improvements          20 to 45 years
    Machinery & equipment                      5 to 10 years
    Fixtures & fittings                        3 to 8 years

    Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

    Income Taxes. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Fair Value of Financial Instruments.   The carrying amounts of the Company's
    financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred income and notes payable approximate their fair values at December 31, 2002.

    Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are:(1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with definite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
    (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4)subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

    In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board
    (APB) Opinion No. 30, "Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. At this time, the Company does not believe that the adoption of SFAS No. 145 will have a material effect on the financial statements of the Company.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. At this time, the Company does not believe that the adoption of SFAS No. 146 will have a material effect on its financial position, results of operations, or cash flows.

2.  INVENTORIES

    Inventories at December 31, 2002 consisted of the following:

		                               US$'000

    Raw materials                          $ 3,436
    Finished goods and goods for sale            -
                                          --------
    Total                                  $ 3,436


3.  PROPERTY AND EQUIPMENT

    Property, plant and equipment at December 31, 2002 consisted of the following:

		                               US $'000

    Building & building improvements       $ 15,134
    Machinery & equipment                    16,998
    Fixtures & fittings                       5,723
                                          ---------
                                             37,855
    Less accumulated depreciation          (22,900)
                                          ---------
    Total                                 $ 14,955

    Depreciation expense amounted to $925,000 for the period ended December 31, 2002.

4.  OTHER CURRENT ASSETS

    Other current assets at December 31, 2002 consisted of the following:

                                            US$'000

    Other receivables                         $  61
    Prepaid expense and accrued income          277
                                           --------
    Total                                     $ 338

5.  RELATED PARTY TRANSACTIONS

    In April 2002, Great Admirer Limited, a Hong Kong company, acquired the Company from Aiwa Europe Limited.

    Prior to the sale of the Company, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of the Company as consideration for the settlement of an inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived an inter-company debt of $11,865,000 which was recorded as additional paid-in capital.

6.  LOAN PAYABLE

    At December 31, 2002, the Company's credit facility with HSBC was composed of an invoice discounting facility and finance arrangement for asset lease. The following is a breakdown of the loan payable as of December 31, 200

                                      Current portion    Non-current
                                      ---------------   -------------
	                                    US$'000           US$'000

    Invoice discounting                        61                 -
    Bank loan                                  58               203
    Finance lease agreements                   73               256
                                       ----------         ---------
    Total                                   $ 192             $ 459

    The following is a schedule of future payments required under the loan payable:

                                          US$'000
                                        -----------
    2003                                   $ 191
    2004                                   $ 130
    2005                                   $ 130
    2006                                   $ 131
    2007                                   $  69
                                         --------
    Total                                  $ 651

7.  DEFERRED INCOME

    Deferred income as of December 31, 2002 was $3,824,000, which consisted of unamortized grant aid of $3,564,000 and other deferred income of $260,000. In July 2002, the Company received a grant aid of $3,863,000 from the Nation Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of hi-fi units. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and have the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month, the Company records revenue based on a predetermined formula. As of December 31, 2002, there were deferred grant fund and other deferred income as follows:

                     Unamortization     Unamortized       Monthly
       Category         Months          Grant Amount     Revenue
    --------------  ---------------  --------------   ------------
					           US$'000         US$'000

       Staff               54            $ 2,540          $ 47
       Building           426            $ 1,000          $  2
       Plant & machinery   78            $    24          $  1
                                         --------       --------

       Total unamortized grant fund      $ 3,664          $ 50
       Deferred rent income                 $107
       Deferred training fund               $153
                                         --------
            Total deferred income        $ 3,824
                                         ========

    The Company has recognized revenue of $299,000 from the grant funds as of December 31, 2002.

8.  INCOME TAXES

    The components of the deferred tax asset based on UK rates as of December 31, 2002 are as follows:

    Deferred tax asset:	                        US $'000
                                              -----------
      Net operating loss carryforwards          $   6,389
      Valuation allowance                       $ (6,389)
                                              -----------
      Net deferred tax assets                   $  - 0 -

9.  Reconciliation to U.S. GAAP

    The Company's financial statements have been prepared in accordance with United Kingdom GAAP, differ in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                                   Notes           US$'000
    ------------------------------------------------------------------------
    Property & Equipment, net under UK GAAP                         10,127

    US GAAP Adjustments:
    Prior period GAAP adjustment                    (a)              6,116
    Reversal of impairment write back               (b)            (1,841)
    Depreciation, building                          (c)              (133)
    Foreign currency translation adjustment         (d)                687
    ------------------------------------------------------------------------
    Property & Equipment, net reported under US GAAP                14,955
                                                                   =======

    (a) Prior period GAAP adjustments: The prior period GAAP adjustments were presented in the financial statements for the fiscal year ending March 31, 2002.

    (b) Reversal of impairment write back: Under UK GAAP, the building and building improvements are presented at fair market value. US GAAP requires that fixed assets be presented at the historical cost. A UK adjustment to fair value, at December 31, 2002, in the amount of US $1,841,000 was reversed.

    (c) Depreciation, building: The depreciation expense/allowance for building and building improvement was recomputed and recorded based on the historical cost under US GAAP.

    (d) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

                                                       Notes       US$'000
         ------------------------------------------------------------------
         Additional paid in capital under UK GAAP                     -0-

         US GAAP Adjustments:
         Inter-company debts                            (e)        12,628
         Foreign currency translation adjustment        (d)         (763)
         ------------------------------------------------------------------
         Additional paid in capital reported under US GAAP         11,865
                                                                  =======

    (e) Inter-company debts: Under UK GAAP, the cancellation of the inter-company debts had been credited to income. US GAAP requires that the forgiveness of the inter-company debts be credited to paid in capital.

                       AXIOM MANUFACTURING SERVICES LIMITED
                    (formerly AIWA Wales Manufacturing Limited)

                             STATEMENT OF OPERATIONS
               For the Period from April 1, 2002 to December 31, 2002
                                  (Unaudited)


                                                                 US $'000

Sales.......................................................    $  10,499
Cost of Sales...............................................       11,998
                                                               ----------
Gross Loss..................................................      (1,499)

Operating Expenses
  Selling, general and administrative.......................        1,583
                                                               ----------
      Operating Loss........................................      (3,082)

Interest income.............................................         (15)
Interest expense............................................           20
                                                               ----------
      Loss Before Income Taxes..............................      (3,087)

Income tax benefit..........................................            -
                                                               ----------
Net Loss....................................................   $  (3,087)
                                                               ==========




        The accompanying notes are an integral part of the statements.

                         AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                      (Unaudited)


                                     Common Stock                                    Accumulated Other  Comprehensive
                                      par Value          Additional     Accumulated    Comprehensive       Income
                                 Shares      Amount    Paid in Capital    Deficit       Income (Loss)      (Loss)
                            ------------- ------------ ---------------  ------------ -----------------  ------------
                                              US$'000       US$'000        US$'000         US$'000          US$'000<
Balance, March 31, 2002
 10,450,002 shares at        10,450,002     $ 16,638        $   -        $ (16,069)      $  (1,322)
 $1.5922 par value

Issuance of common stock      3,114,000        4,471
 3,114,000 shares at
 $1.4358 par value

Additional paid-in capital
 Write-off of intercompany debt                             11,865

Comprehensive income (loss)
  Net loss                                                                (3,087)                     $   (3,087)
  Foreign currency translation adjustment                                                    1,712          1,712
                                                                                                       ----------
  Total comprehensive income (loss)                                                                    $  (1,375)
                                                                                                       ==========
                            -------------  ----------  -------------- ------------- ---------------
Balance, December 31, 2002   13,564,002     $ 21,109      $ 11,865       $ (19,156)       $    390
                            =============  ==========  ==============  ============ ===============




                 The accompanying notes are an integral part of the statements.

                           AXIOM MANUFACTURING SERVICES LIMITED
                        (formerly AIWA Wales Manufacturing Limited)

                                STATEMENT OF CASH FLOWS
                For the Period from April 1, 2002 to December 31, 2002
                                      (Unaudited)



                                                                   US $'000
Cash Flows From Operating Activities:
  Net Loss....................................................   $  (3,087)
  Adjustments to reconcile net income to net cash
    Used in operating activities:
      Depreciation and amortization...........................         925
      Allowance for bad debt..................................       (133)
      Gain/loss from disposal of property, plant and machinery           6

   Changes in operating assets and liabilities:
     Accounts receivable......................................       (989)
     Inventory................................................     (2,026)
     Other assets.............................................       (249)
     Accounts payable.........................................       1,456
     Taxes payable............................................         125
     Accrued expenses.........................................          11
     Other payable............................................           2
     Deferred income..........................................       3,641
                                                                 ---------
          Cash used in operating activities...................       (318)

Cash Flows From Investing Activities:
    Purchase of property and equipment
      and Leasehold improvements..............................       (654)
                                                                 ---------
          Cash used in investing activities...................       (654)

Cash Flows From Financing Activities:
    Proceeds of loans payable.................................        617
    Repayment of loan from related parties....................      (178)
                                                                ---------
          Cash provided by financing activities...............        439

Effect of exchange rate changes on cash and cash equivalents..       (33)
                                                                ---------
Decrease in cash and cash equivalents.........................      (566)

Cash and Cash Equivalents, Beginning..........................       613
                                                                --------
Cash and Cash Equivalents, Ending.............................   $    47
                                                                ========


       The accompanying notes are an integral part of the statements.

                         AXIOM MANUFACTURING SERVICES LIMITED
                     (formerly AIWA Wales Manufacturing Limited)

                            NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002


NATURE OF OPERATIONS

    Axiom Manufacturing Services Limited ("the Company") was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa
    (UK) Ltd. The Company's name was changed to Aiwa Wales Manufacturing Limited in June 1997 and was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of the Company by Great Admirer Limited.

    Prior to its acquisition by Great Admirer Limited, the Company was a wholly owned subsidiary of Aiwa Europe Limited, which was 100% owned by Aiwa Co. Limited of Japan. The Company was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the Europe. In December 2000, due to a gradually decreasing profit margin, the Company began to provide electronic manufacturing services (EMS) to third parties. In July 2001, Aiwa brand products were terminated and the Company became entirely an EMS provider in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

    The company's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. The Company owns the above-mentioned properties, which is approximately 26.80 acres.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Use of Estimates.   The preparation of financial statements in conformity
    with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts, at the date of the financial statement, of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Foreign Currency Translation. The local currency is the functional currency of the Company's operations in UK. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

    Reporting Entity.   The Company's financial statements reflect the
    financial transactions on a "Stand-alone" basis.

    Income Taxes. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
    Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

    Advertising Costs. The Company expenses advertising costs when the advertisement occurs.

    Comprehensive Income. Net income for the period ended December 31, 2002 is the same as comprehensive income defined pursuant to Statement of Financial accounting Statement Accounting Standards No. 130, "Reporting Comprehensive Income."

2.  INVENTORIES

    Inventories at December 31, 2002 consisted of the following:

                                                US$'000
                                           ------------

     Raw materials                               $3,436
     Finished goods and goods for sale                -
                                           ------------
     Total                                       $3,436
                                           ============

3.  DEPRECIATION

    Depreciation expense amounted to $925,000 for the period ended December 31, 2002.

4.  RELATED PARTY TRANSACTIONS

    In April 2002, Great Admirer Limited, a Hong Kong company, acquired the Company from Aiwa Europe Limited.

    Prior to the sale of the Company, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of the Company as consideration for the settlement of an inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived an inter-company debt of $11,865,000 which was recorded as additional paid-in capital.

5.  DEFERRED INCOME

    Deferred income as of December 31, 2002 was $3,824,000, which consisted of unamortized grant aid of $3,564,000 and other deferred income of $260,000. In July 2002, the Company received a grant aid of $3,863,000 from the Nation Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of hi-fi units. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and have the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month, the Company records revenue based on a predetermined formula. As of December 31, 2002, there were deferred grant fund and other deferred income as follows:

                     Unamortization     Unamortized       Monthly
       Category         Months          Grant Amount     Revenue
    --------------  ---------------  --------------   ------------
					           US$'000         US$'000

       Staff               54            $ 2,540          $ 47
       Building           426            $ 1,000          $  2
       Plant & machinery   78            $    24          $  1
                                         --------       --------

       Total unamortized grant fund      $ 3,664          $ 50
       Deferred rent income                 $107
       Deferred training fund               $153
                                         --------
            Total deferred income        $ 3,824
                                         ========

    The Company has recognized revenue of $299,000 from the grant funds as of December 31, 2002.

  6.  INCOME TAXES

    The components of the deferred tax asset based on UK rates as of December 31, 2002 are as follows:

    Deferred tax asset:                             US$'000

      Net operating loss carryforwards              $   6,389
      Valuation allowance                           $	(6,389)
                                                  -----------
      Net deferred tax assets                       $   - 0 -

7.  Reconciliation to U.S. GAAP

    The Company's financial statements have been prepared in accordance with United Kingdom GAAP, differ in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to net income and equity are set out in the tables below:

                                                   Notes        US$'000
    -----------------------------------------------------------------------
    Net income under UK GAAP                                     11,515

    US GAAP Adjustments:
    Reversal of impairment write back                (a)        (1,841)
    Inter-company debts                              (b)       (12,628)
    Depreciation - building                          (c)          (133)
    -----------------------------------------------------------------------
    Net loss reported under US GAAP                             (3,087)

   (a) Reversal of impairment write back: Under UK GAAP, the valuation of the building and building improvements was restated based on UK fair market value accounting as of the balance sheet date. US GAAP requires the adoption of the historical cost. For the period ended December 31, 2002, the impairment write-up in the amount of $1,841,000 was reversed.

   (b) Inter-company debts: Under UK GAAP, the cancellation of the inter-company bebts had been credited to income. US GAAP requires the forgiveness of the inter-company debts be credited to capital.

   (c) Depreciation - building: The depreciation expense/allowance for building and building improvement was recomputed and recorded based on the historical cost under US GAAP.

                      AXIOM MANUFACTURING SERVICES LIMITED
                    (Formerly Aiwa Wales Manufacturing Limited)


                          Audited Financial Statements
                        As of March 31, 2002 and 2001, and
                    For the Years ended March 31, 2002 and 2001





Independent Auditors' Report..........................................    44

Balance Sheets........................................................    45
Statement of Operations for the Years ended March 31, 2002 and 2001...    46
Statement of Changes in Stockholders' Equity (Deficiency).............    47
Statement of Cash Flows for the Years ended March 31, 2002 and 2001...    48
Notes to Financial Statements.........................................    49

                             DEMETRIUS & COMPANY, L.L.C.
                            CERTIFIED PUBLIC ACCOUNTANTS


                            INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Axiom Manufacturing Services Limited
(Formerly Aiwa Wales Manufacturing Limited)

We have audited the accompanying balance sheets of Axiom Manufacturing Services Limited (formerly Aiwa Wales Manufacturing Limited) at March 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two year period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Axiom Manufacturing Services Limited, as of March 31, 2002, and 2001 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
-----------------------------
 DEMETRIUS & COMPANY, L.L.C.


Wayne, New Jersey
July 17, 2003

                        AXIOM MANUFACTURING SERVICES LIMITED
                     (formerly AIWA Wales Manufacturing Limited)

                                   BALANCE SHEET

                                      ASSETS


                                                            March 31,
                                                  ----------------------------
                                                       2002           2001
                                                  --------------- ------------
                                                     US $'000       US $'000
Current assets:
 Cash and cash equivalents....................       $    613        $    50
 Accounts receivable, net of allowance for
   Doubtful accounts of $143 in 2002..........          1,767          2,134
 Inventory....................................          1,153          3,183
 Other current assets.........................             67            376
 Due from related parties.....................              -            497
                                                     --------       --------
     Total Current Assets.....................          3,600          6,240

Property and equipment, net of accumulated
  depreciation of $19,431 in 2002 and
  $19,979 in 2001.............................         13,499          3,020
                                                     --------       --------
                                                     $ 17,099       $  9,260
                                                     ========       ========


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Current liabilities:
 Accounts payable.............................       $ 1,217        $ 1,195
 Taxes payable................................           122            403
 Accrued expenses.............................            70            656
 Deferred income..............................            53              -
 Due to related parties.......................        16,390              -
                                                   ---------       --------
    Total Current Liabilities.................        17,852          2,254

Stockholders' Equity (Deficiency)
 Common stock, $1.5922 par value,
  10,450,002 shares authorized, issued,
  and outstanding.............................        16,638         16,638
 Accumulated Other Comprehensive Loss.........       (1,322)        (1,391)
 Accumulated Deficit..........................      (16,069)        (8,241)
                                                   ---------      ---------
    Total Shareholders' Equity (Deficiency)...         (753)          7,006
                                                   ---------      ---------
                                                   $  17,099       $  9,260
                                                  ==========      =========



         The accompanying notes are an integral part of the statements.

                          AXIOM MANUFACTURING SERVICES LIMITED
                       (formerly AIWA Wales Manufacturing Limited)

                                STATEMENT OF OPERATIONS



                                                        Years Ended March 31
                                                     --------------------------
                                                         2002            2001
                                                     ------------- ------------
                                                       US $'000        US $'000

Sales...........................................      $  12,383       $  29,655
Cost of Sales...................................         19,858          36,601
                                                     ----------      ----------
Gross Loss......................................        (7,475)         (6,946)

Operating Expenses
  Selling, general and administrative...........           644             447
                                                     ---------       ----------
     Operating Loss.............................       (8,119)          (7,393)

Interest income.................................           175              475
Interest expense................................         (140)             (72)
                                                      --------        ---------
     Loss Before Income Taxes...................       (8,048)          (6,990)

Income tax benefit..............................           256                -
                                                    ----------        ---------
Net Loss........................................    $  (7,828)       $  (6,990)
                                                    ==========       ==========





         The accompanying notes are an integral part of the statements.

                             AXIOM MANUFACTURING SERVICES LIMITED
                          (formerly AIWA Wales Manufacturing Limited)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)



                                  Common Stock                      Accumulated Other
                                Par value $1.5922       Accumulated  Comprehensive   Comprehensive
                               Shares         Amount       Deficit         Loss       Iocome (Loss)
                         ---------------- ------------- ------------- -------------- --------------
                                             US$'000       US$'000        US$'000        US$'000

Balance, March 31, 2000       10,450,002    $ 16,638     $ (1,251)        $    -

Comprehensive income (loss)
  Net loss                                                 (6,990)                     $ (6,990)
  Foreign currency translation adjustment                                 (1,391)        (1,391)
                                                                                      ----------
  Total comprehensive income (loss)                                                    $ (8,381)
                           -------------- ------------- ------------- --------------    =========
 Balance, March 31, 2001     10,450,002     $ 16,638     $ (8,241)     $ (1,391)


Comprehensive income (loss)
  Net loss                                                 (7,828)                       $ (7,828)
  Foreign currency translation adjustment                                     69              69
                                                                                       ---------
  Total comprehensive income (loss)                                                    $ (7,759)
                           -------------- -------------- ------------ --------------   =========
Balance, December 31, 2002   10,450,002     $ 16,638     $ (16,069)     $ (1,322)
                             ==========    ==========    ==========    ==========




                The accompanying notes are an integral part of the statements.

                             AXIOM MANUFACTURING SERVICES LIMITED
                          (formerly AIWA Wales Manufacturing Limited)

                                   STATEMENT OF CASH FLOWS


                                                          Years Ended March 31,
                                                         ----------------------
                                                             2002          2001
                                                         ---------- -----------
                                                          US $'000    US $'000
Cash Flows From Operating Activities:
 Net Loss............................................    $ (7,828)    $ (6,990)
 Adjustments to reconcile net income to net cash
   Used in operating activities:
     Depreciation and amortization...................       1,746        3,024
     Allowance for bad debt..........................         143            -
     Gain/loss from disposal of property, plant
       and machinery.................................           8           12

  Changes in operating assets and liabilities:
    Accounts receivable..............................         234      (2,123)
    Inventory........................................       2,053          754
    Other assets.....................................         312          189
    Accounts payable.................................          17        (995)
    Taxes payable....................................       (284)         (19)
    Accrued expenses.................................       (591)      (1,595)
    Deferred income..................................          54            -
                                                         --------    ---------
         Cash used in operating activities...........     (4,134)      (7,743)

Cash Flows From Investing Activities:
    Purchase of property and equipment
      and Leasehold improvements.....................    (12,014)        (512)
                                                        ---------    ---------
        Cash used in investing activities............    (12,014)        (512)

Cash Flows From Financing Activities:
   Proceeds from related parties.....................     16,724        8,216
                                                        --------     --------
        Cash provided by financing activities........     16,724        8,216

Effect of exchange rate changes on cash and cash equivalents (13)        (10)
                                                        ---------    ---------
Increase (Decrease) in cash and cash equivalents.....        563         (49)

Cash and Cash Equivalents, Beginning.................         50           99
                                                        --------    ---------
Cash and Cash Equivalents, Ending....................    $   613      $    50
                                                        ========    =========




            The accompanying notes are an integral part of the statements.

                       AXIOM MANUFACTURING SERVICES LIMITED
                    (formerly AIWA Wales Manufacturing Limited)

                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2002 and 2001


NATURE OF OPERATIONS

    Axiom Manufacturing Services Limited ("the Company") was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of
    Aiwa (UK) Ltd. The Company's name was changed to Aiwa Wales Manufacturing Limited in June 1997 and was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of the Company by Great Admirer Limited.

    Prior to its acquisition by Great Admirer Limited, the Company was a wholly owned subsidiary of Aiwa Europe Limited, which was 100% owned by Aiwa Co. Limited of Japan. The Company was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the Europe. In December 2000, due to a gradually decreasing profit margin, the Company began to provide electronic manufacturing services (EMS) to third parties. In July 2001, Aiwa brand products were terminated and the Company became entirely an EMS provider in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

    The company's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. The Company owns the above-mentioned properties, which is approximately 26.80 acres.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates.   The preparation of financial statements in conformity
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation.   The local currency is the functional
     currency of the Company's operations in UK. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

     Reporting Entity.   The Company's financial statements reflect the results
     of operations on a "Stand-alone" basis and do not include any transactions of any affiliates.

     Revenue  Recognition.   Sales revenues are generally recognized when the
     products are dispatched to the customers or services are rendered, net of provision for discounts, return and allowance.

     Cash Equivalents.   The Company considers highly liquid instruments with
     original maturity of three months or less to be cash equivalents.

     Inventories.   Inventories are stated at the lower of cost or market.  Cost has been determined using the first-in, first-out method.

     Property, plant and Equipment.   Property, plant and equipment are recorded
     at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

     Buildings & building improvements	      20 to 45 years
     Machinery & equipment	                  5 to 10 years
     Fixtures & fittings	                  3 to 8 years

     Leasehold improvements are amortized over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

     Income Taxes.   Deferred taxes are provided on an asset and liability
     method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at March 31, 2002 & 2001.

     Advertising Costs.  The Company expenses advertising costs when incurred.

     Comprehensive Income.   Net income for 2002 and 2001 is the same as
     comprehensive income defined pursuant to Statement of Financial accounting Statement Accounting Standards No. 130, "Reporting Comprehensive Income."

     Recent Accounting Pronouncements.   In June 2001, the FASB issued SFAS
     No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company does not believe that the adoption of SFAS No. 144 will have a material effect on its financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. At this time, the Company does not believe that the adoption of SFAS No. 146 will have a material effect on its financial position, results of operations, or cash flows.

2.   INVENTORIES

     Inventories at March 31, 2002 & 2001 consisted of the following:

		                               2002           2001
                                          -------        -------
		                              US$'000        US$'000

     Raw materials		            $1,086	   $1,728
     Work in progress		                 -            155
     Finished goods and goods for sale	    67             50
     Goods in transit		                 -          1,250
                                         -------        -------
     Total		                        $1,153         $3,183

3.   PROPERTY AND EQUIPMENT

     Property, plant and equipment at March 31, 2002 & 2001 consisted of the following:

		                               2002           2001
                                         --------       --------
		                              US$'000        US$'000

     Building & building improvements     $13,399         $1,432
     Machinery & equipment                 14,472         16,440
     Fixtures & fittings                    5,059          5,127
                                          -------         ------
                                           32,930         22,999
     Less accumulated depreciation       (19,431)       (19,979)
                                         --------       --------
     Total                                $13,499         $3,020


     Depreciation expense amounted to $1,746,000 and $3,024,000 for the years ended March 31, 2002 and 2001, respectively.


4.   OTHER CURRENT ASSETS

     Other current assets at March 31, 2002 & 2001 consisted of the following:

                                           2002          2001
                                        ---------      ---------
                                         US$'000        US$'000

     Other receivables                       $31            $35
     Prepaid rent & building insurance         -            324
     Prepaid security tax                     10             10
     Prepaid insurance, medical               17              6
     Other prepaid expense                     9              1
                                          -------        -------
     Total                                   $67           $376

5.   RELATED PARTY TRANSACTIONS

     The Company was a member of Aiwa Europe Limited, an affiliate of Aiwa Co. Limited of Japan. As of March 31, 2002 & 2001, the amounts due from related parties were $-0- & $497,000, respectively. The decrease in due from related party represents the decline in inter-company sales and the change in the nature of operations.

     The amounts due to related parties as of March 31, 2002 & 2001 were $16,390,000 and $-0-, respectively. The increase in due to related parties resulted from the purchase of the Company's factory premises located in Technology Park, Newbridge, S. Wales, UK in June 2001. Aiwa
     Europe Limited advanced the Company $11,776,000 	to assist in the
     acquisition of the real property at Technology Park.

6.   MAJOR CUSTOMERS

     At March 31, 2002, the Company's manufacturing activity was all concentrated in the EMS business. A number of significant EMS contracts were obtained in the year, including the following key customers:

                                                        Sales
             Name              Product Type         Amount US$'000
       -----------------    -----------------     -----------------

        Perkin Elmer           Medical equipment          $2,208
        Arcam                  Hi Fi equipment            $1,116
        Tellermate             Cash handling equipment    $1,440

7.   COMMITMENTS

     At March 31, 2001, the Company had an operating lease for the factory premises located at Technology Park, Newbridge, with Welsh Development Agency. Rent expenses under the operating lease were approximately $106,000 and $424,000 for the years ended March 31, 2002 and 2001. The Company's operating lease was terminated due to the acquisition of the factory premises in June 2001.

8.   INCOME TAXES

     Income taxes based on the UK rates converted to US$ for the years ended March 31, 2002 and 2001 included the following components:

			                       Years Ended March 31
                                       ------------------------
	                                      2002        2001
                                       -----------  ----------
			                        US$'000     US$'000

	Current tax benefit                $    256       $    -
                                        ---------    ---------
                                         $    256       $    -
                                        =========     ========

                                         Years Ended March 31
                                       ------------------------
     Deferred tax asset:                   2002         2001
                                       -----------  ----------
                                          US$'000      US$'000

     Net operating loss carryforwards   $   5,463    $   3,115
     Valuation allowance                $ (5,463)    $ (3,115)
                                       ----------   ----------
     Net deferred tax assets            $   - 0 -    $   - 0 -


9.   Reconciliation to U.S. GAAP

     The Company's financial statements have been prepared in accordance with United Kingdom GAAP, and differ in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to net income and equity are set out in the tables below:

                                    Notes              2002         2001
                                                      US$'000      US$'000
     ----------------------------------------------------------------------

     Net loss under UK GAAP                           (13,975)      (6,990)

     US GAAP Adjustments:
     Reversal of write-offs due to
       impairment loss	             (a)                 6,264           -
     Depreciation - building         (b)                 (117)	       -
     ----------------------------------------------------------------------
     Net loss reported under US GAAP                   (7,828)      (6,990)
                                                       =======      =======

     (a) Reversal of write-offs due to impairment loss: Under UK GAAP, the valuation of building and building improvements was restated based upon fair market value accounting as of the balance sheet date while US GAAP requires the adoption of the historical cost. For the year ended March 31, 2002, the write-offs due to impairment loss in the amount of $6,264,000 was recorded under UK GAAP.

     (b) Depreciation - building: The depreciation expense/allowance for building and building improvement was recalculated and recorded based on the historical cost under US GAAP.

     The effects of the application of U.S. GAAP to balance sheet are se out in the tables below:

                                                 Notes    2002        2001
                                                         US$'000    US$'000
     -----------------------------------------------------------------------

     Property & Equipment, net under UK GAAP              7,383      3,020

     US GAAP Adjustments:
     Reversal of write-offs due to impairment loss  (c)   6,264          -
     Increase in building depreciation              (d)   (117)
     Foreign currency translation adjustment        (e)    (31)          -
     -----------------------------------------------------------------------
     Property & equipment, net under US GAAP             13,499      3,020
	                                                  =======     ======

     (c) Reversal of write-offs due to impairment loss: Under UK GAAP, the valuation of building and building improvements was restated based upon fair market value accounting as of the balance sheet date while US GAAP requires the adoption of the historical cost. For the year ended March 31, 2002, the write-offs due to impairment loss in the amount of $6,264,000 was recorded under UK GAAP.

     (d) Increase in building depreciation: The depreciation expense for building and building improvement was recalculated and recorded based on the historical cost under US GAAP.

     (e) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

10.   SUBSQUENT EVENT

      In April 2002, Great Admirer Limited, a Hong Kong company, acquired the Company from Aiwa Europe Limited.

      Prior to the sale of the Company, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of the Company as consideration for the settlement of the inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived the inter-company debt of $11,865,000 which was recorded as additional paid-in capital.

                                 CERTIFICATION



I, Jacinta Sit, certify that:

  1. I have reviewed this annual report on Form 10-KSB/A of Oxford Technologies Inc.;

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


   /s/ Jacinta Sit
-----------------------------------------------------
  Jacinta Sit, President and Chief Financial Officer

Date:  September 9, 2003