Form 10QSB
period 2003-03-31
OXFORD TECHNOLOGIES INC
filed 2003-11-07
CIK 1169567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to ______________

                  Commission file number:               000-49854
                                          ___________________________________

                            OXFORD TECHNOLOGIES INC.
-----------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as specified in its charter

                    Delaware                         04-3615974
-----------------------------------------------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

                  524 Westgate Drive, Edison, New Jersey 08820
-----------------------------------------------------------------------------
                      (Address of principal executive offices)

                                (908) 412-9210
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

                                       N/A
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]    No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, $.0001 par value, as of November 5, 2003.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                OXFORD TECHNOLOGIES INC.


                                      FORM 10-QSB

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
     and December 31, 2002...............................................     3
   Consolidated Statements of Operations for the Three Months Ended
     March 31, 2003 and 2002 (Unaudited).................................     4
   Consolidated Statements of Cash Flows for the Three Months Ended
     March 1, 2003 and 2002 (Unaudited)..................................     5
   Notes to Financial Statements (Unaudited).............................     6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......    10
Item 3.  Controls and Procedures.........................................    13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    14
Item 2.  Changes in Securities...........................................    14
Item 3.  Defaults Upon Senior Securities.................................    14
Item 4.  Submission of Matters to a Vote of Security Holders.............    14
Item 5.  Other Information...............................................    14
Item 6.  Exhibits and Reports on Form 8-K................................    14

SIGNATURES...............................................................    15

                              OXFORD TECHNOLOGIES INC.

                            CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   March 31, 2003    Dec. 31, 2002
                                                      Unaudited        Audited
                                                   --------------   --------------
                                                        US$'000         US$'000
Current assets:
Cash and cash equivalents.........................   $      116     $       47
Accounts receivable, net of allowance
  for doubtful accounts of $41 and $21, as of
  March 31, 2003 and Dec. 31, 2002, respectively..        2,969           3,177
Inventory.........................................        3,519           3,436
Other current assets..............................          142             338
                                                      ----------      ---------
     Total Current Assets.........................        6,746           6,998

Property and equipment, net of accumulated
 depreciation of $26,760 and $22,900 as of
 March 31, 2003 and Dec. 31, 2002, respectively...       14,405          14,955
                                                      ---------      ----------
                                                      $  21,151      $   21,953
                                                      =========      ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable..................................    $   2,812      $    2,908
Notes payable, current portion....................          886             192
Taxes payable.....................................          120             270
Accrued expenses..................................          321              90
Deferred income, current portion..................          589             859
Other current payable.............................          126               2
                                                      ---------      ----------
     Total Current Liabilities....................        4,854           4,321

Long-term Liabilities:
Deferred income, non-current portion..............        2,768           2,965
Notes payable, non-current portion................          402             459
                                                      ---------      ----------
                                                          3,170           3,424
Stockholders' Equity (Deficiency)
Common stock, 18,564,002 shares authorized,
 issued, and outstanding..........................       21,109          21,109
Additional paid in capital........................       11,865          11,865
Accumulated Other Comprehensive Income............          162             390
Accumulated Deficit...............................     (20,009)        (19,156)
                                                      ---------      ----------
Total Shareholders' Equity........................       13,127          14,208
                                                      ---------      ----------
                                                      $  21,151       $  21,953
                                                      =========      ==========


           The accompanying notes are an integral part of the statements

                               OXFORD TECHNOLOGIES INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                        Three-Month Period
                                                           Ended March 31,
                                                     ----------------------------
                                                          2003            2002
                                                     --------------  ------------
                                                         US$'000        US$'000

Sales...........................................       $   2,909      $   2,629
Cost of Sales...................................           2,518          3,660
                                                       ---------     ----------
Gross Income (Loss).............................             391        (1,031)

Operating Expenses
  Selling, general and administrative...........           1,232            888
                                                       ---------     ----------
Operating Loss..................................           (841)        (1,919)

Interest income.................................               2             16
Interest expense................................            (14)           (36)
                                                       ---------     ----------
Loss Before Income Taxes........................           (853)        (1,939)

Income tax benefit..............................               -              -
                                                       ---------     ----------
Net Loss........................................       $   (853)     $  (1,939)
                                                       =========     ==========

Basic loss per common share.....................       $  (0.05)     $   (0.19)
                                                       =========     ==========

Weighted average common shares..................      16,230,669     10,450,002
                                                      ==========     ==========



            The accompanying notes are an integral part of the statements.

                                  OXFORD TECHNOLOGIES INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                            Three-Month Period
                                                               Ended March 31,
                                                          -----------------------
                                                               2003         2002
                                                          ------------ ----------
                                                            US$'000     US$'000
Cash Flows From Operating Activities:
 Net Loss................................................  $   (853)    $ (1,939)
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization........................        324         355
    Amortization of grant received.......................      (147)           -
    Gain/loss from disposal of property, plant and
     machinery...........................................          -         (43)

 Changes in operating assets and liabilities:
   Accounts receivable...................................        208        (319)
   Inventory.............................................       (83)        (124)
   Other assets..........................................        196           51
   Accounts payable......................................       (96)          874
   Taxes payable.........................................      (150)          122
   Accrued expenses......................................        231         (19)
   Deferred income.......................................      (321)         (85)
   Other payable.........................................        124            -
                                                             -------     --------
      Cash used in operating activities..................      (567)      (1,127)

Cash Flows From Investing Activities:
   Proceeds from sale of property and equipment..........         -            51
   Purchase of property and equipment....................      (22)          (61)
                                                            -------      --------
Cash used in investing activities........................      (22)          (10)

Cash Flows From Financing Activities:
  Proceeds from notes payable............................      637          1,682
                                                            -------     ---------
      Cash provided by financing activities..............      637          1,682

  Effect of exchange rate changes on cash and
    cash equivalents.....................................       21             59
                                                            -------     ---------
  Increase (Decrease) in cash and cash equivalents.......       69            604

Cash and Cash Equivalents, Beginning.....................       47              9
                                                            -------     ---------
Cash and Cash Equivalents, Ending........................   $  116       $    613
                                                            ========    =========


          The accompanying notes are an integral part of the statements.


                              OXFORD TECHNOLOGIES INC.

                         Notes to the Financial Statements
                                   March 31, 2003


Note 1.  NATURE OF OPERATIONS

   Oxford Technologies Inc. ("the Company"), through its subsidiary Axiom Manufacturing Services Limited ("Axiom"), provides electronic manufacturing services (EMS) to third party in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

   Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facilities.

   The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. Pursuant to the agreement, the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom, a wholly owned subsidiary of Great Admirer, on a one-to-one basis. Prior to the exchange, the Company had 5,000,000 shares of common stock outstanding, while Axiom had 13,564,002 shares of ordinary shares outstanding. Upon consummation of the share exchange, the Company has an aggregate of 18,564,002 shares of common stock outstanding. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The acquisition was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States.

   Axiom was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. Axiom's name was changed to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of the Company by Great Admirer.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results they may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the fiscal period ended December 31, 2002.

   Net Loss Per Common Share. Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

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

   Foreign Currency Translation. The functional currency of the Company's operations in UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

   Revenue Recognition.   Sales revenues are generally recognized when the
   products are dispatched to the customers or services are rendered, net of provision for discounts, returns and allowance.

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

   Income Taxes.   Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Fair Value of Financial Instruments. The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at March 31, 2003 and December 31, 2002.

   Advertising Costs.  The Company expenses advertising costs when incurred.

   Comprehensive Income. The Company's comprehensive income for the quarter ended March 31, 2003 and 2002 includes foreign exchange translation gains.

   Critical Accounting Policies. The Company considers the valuation of inventory and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

   Forward Looking Statements. When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer caused delays in installations, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

   Recent Accounting Pronouncements

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

Note 3.  RELATED PARTY TRANSACTIONS

   In April 2002, Great Admirer acquired Axiom from Aiwa Europe Limited. Prior to the sale of Axiom, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of Axiom as consideration for the settlement of an inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived an inter-company debt of $ 11,865,000 which was recorded as additional paid-in capital.

Note 4.  DEFERRED INCOME

   In July 2002, the Company received a grant aid of $3,863,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of hi-fi units. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month the Company records revenue based on a predetermined formula.

Note 5.  RECONCILIATION TO U.S. GAAP

   The Company's financial statements have been prepared in accordance with United Kingdom GAAP, which differs in certain significant respect from US GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below (in US$'000):

				                Notes      3/31/03       12/31/02
----------------------------------------------------------------------------
Property & Equipment, net under UK GAAP	          9,718         10,127

US GAAP Adjustments:
Prior period GAAP adjustments            (a)        4,142          6,116
Reversal of impairment write back        (b)            -        (1,841)
Increase in building depreciation        (c)         (61)          (133)
Foreign currency translation adjustment  (d)          606            687
----------------------------------------------------------------------------
Property & equipment, net under US GAAP            14,405         14,955


   (a) Prior period GAAP adjustments: The prior period GAAP adjustments represent adjustment made prior to the period ended March 31, 2003 and December 31, 2002 to comply with US GAAP.

   (b) Reversal of write-offs due to impairment loss: Under UK GAAP, the valuation of building and building improvements was restated based upon fair market value accounting as of the balance sheet date while US GAAP requires the adoption of the historical cost. For the period ended December 31, 2002, the impairment write back in the amount of $1,841 was recorded under UK GAAP.

   (c) Increase in building depreciation: The depreciation expense for building and building improvement was recalculated and recorded based on the historical cost under US GAAP.

   (d) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.


Item 2.   Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

   This report on Form 10-QSB contains forward-looking statements. Such statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward- looking statements, which speak only as of the date the statement was made.

   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-QSB, including those in the notes to the Company's consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

   The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with its financial statements and the related notes thereto.

Changes in Control of the Company

   On January 24, 2003, Waywood Investment Ltd., then sole shareholder of the Company, entered into a Stock Purchase Agreement with Great Admirer Limited, pursuant to which Great Admirer acquired 4,250,000 shares of common stock of the Company owned by Waywood. Following the acquisition, Great Admirer owned 85% of the Company's issued and outstanding shares.

Acquisition of Axiom Manufacturing Services Ltd.

   On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Limited, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a subsidiary of Great Admirer. As a result of the acquisition, Axiom becomes the Company's wholly owned subsidiary, and the shareholders of Axiom became the controlling shareholders of the Company. The acquisition was accounted for as a reverse acquisition, and the following discussion is accordingly referred to the business and operations of Axiom.

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

   The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers (OEMs) in the telecommunication equipment, computers and related products for business enterprises, video, audio, entertainment products, industrial control equipment, testing and instrumentation products and medical devices markets. Axiom provides its customers with a total solution that includes a full range of services that allow Axiom to take its customers' products from initial design through production, test, distribution and after-market support. In many cases, Axiom builds and services products that carry the brand names of its customers.

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

Results of Operations

   Three Months Ended March 31, 2003 Compared to Three Months Ended March 31,
2002

Revenues. Revenues increased by $280,000 or approximately 10.6%, to $2.91 million during the three-month period ended March 31, 2003, from $2.63 million for the three-month period ended March 31, 2002. The increase in revenue was primarily attributable to the Company's marketing efforts, and the number of the Company's ustomers was increased from nine at the end of March 2002 to thirteen at the end of March 2003, although approximately 70% of the revenue came from sales to two customers.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, decreased $1.14 million or approximately 31%, to $2.52 million during the three months ended March 31, 2003, compared to $3.66 million for the three month period ended March 31, 2002. The reasons for the decrease were primarily attributable to a decrease in direct overhead, direct wage and labor costs. Cost of sales as a percentage of revenues decreased to 86.6% during the three months ended March 31, 2003, as compared to 139.2% during the three months ended March 31, 2002.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased by $344,000, or approximately 39\8.7%, to $1.23 million during the three months ended March 31, 2003, from $888,000 during the three months ended March 31, 2002. The increase was due to higher selling and general expenses.

Net Loss. As a result of the factors discussed above, for the three months ended March 31, 2003, the Company had net loss of $853,000, or $0.05 per common share, compared to a loss of $1.94 million, or $0.19 per common share, for the same period of the prior year.

The Company's operating losses were largely to (i) taking on low margin business to secure market share; (ii) high staffing levels and therefore costs following the transfer from original electronics manufacturing to contract electronics manufacturing; and (iii) high facility costs, a significant asset base was transferred from Aiwa to Axiom.

The Company took actions in October 2002 to reduce headcount to more normal levels and also to restructure its management team. This resulted in headcount being reduced to 180 from 200. A new ERP computer system has been introduced in November 2002, which gives better control over production scheduling and procurement, and the benefits of this should be reflected in the Company's financial performance going forward. Currently the Company is concentrating on winning good quality, long-term customers who will provide growth and stability for the Company.

Liquidity and Capital Resources

The Company's cash balance at March 31, 2003 was $116,000, compared to $47,000 at March 31, 2002.

Net cash used in operating activities was $567,000 during the three-month period ended March 31, 2003, compared to $1.13 million for the three month period ended March 31, 2002. This decrease of $560,000 is due primarily to the increase in net income by $1.18 million during the three months ended March 31, 2003, and partially offset by the decrease in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2003, was $22,000 compared to $10,000 for the same period in 2002.

Net cash provided by financing activities was $637,000 during the three month period ended March 31, 2003, as compared to net cash provided by financing activities of $1.68 million during the three month period ended March 31, 2002. The $1.05 million fluctuation is due to decrease in borrowing on notes payable in the period ending March 31, 2003.

For the three months ended March 31, 2003, the operations of the Company were funded primarily by cash generated from operations and with grant aid from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Wales Manufacturing to end production of hi-fi units at the Newbridge site. Please see Note 4 to the financial statements, "Deferred Income."

The Company's bank credit facility is composed only of an invoice discounting facility with a maximum advance limit of $1,604,000 subject to the level of qualifying sales invoiced. The applicable interest rates for the invoice discounting facility are calculated with reference to Bank Base rates. At March 31, 2003 the interest rate on borrowings was 6.00% and the interest rate on credit balances was 1.5%.


Item 3.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings, under the Securities Exchange act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to our management including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                          PART II.    OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)    Exhibits

         31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)  Reports on Form 8-K

During the fiscal quarter ended March 31, 2003, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates:

January 27, 2003    Item 1, Changes in Control of Registrant,
                    Item 5, Other Event, and
                    Item 7, no financial statements were filed.

February 18, 2003   Item 1, Changes in Control of Registrant,
                    Item 2, Acquisition or Disposition of Assets,
                    Item 6, Resignation of Registrant's Directors, and
                    Item 7, no financial statements were filed.

March 3, 2003       Form 8-K/A was filed to amend the Form 8-K dated February
                    18, 2003 by submitting audited financial statements of Axiom Manufacturing Services Ltd.




                                      SIGNATURE


In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Oxford Technologies Inc.

By:  /s/ Jacinta Sit
--------------------------
Jacinta Sit, President and
Chief Financial Officer


Date: November 7, 2003