Form 10QSB
period 2003-06-30
OXFORD TECHNOLOGIES INC
filed 2003-11-12
CIK 1169567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, $.0001 par value, as of November 10, 2003.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                OXFORD TECHNOLOGIES INC.


                                      FORM 10-QSB

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
     and December 31, 2002...............................................     3
   Consolidated Statements of Operations for the Three and Six Months
     Ended June 30, 2003 and 2002 (Unaudited)............................     4
   Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2003 and 2002 (Unaudited)..................................     5
   Notes to Financial Statements (Unaudited).............................     6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......    10
Item 3.  Controls and Procedures.........................................    13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    14
Item 2.  Changes in Securities...........................................    14
Item 3.  Defaults Upon Senior Securities.................................    14
Item 4.  Submission of Matters to a Vote of Security Holders.............    14
Item 5.  Other Information...............................................    14
Item 6.  Exhibits and Reports on Form 8-K................................    14

SIGNATURES...............................................................    15

                              OXFORD TECHNOLOGIES INC.

                            CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   June 30, 2003    Dec. 31, 2002
                                                      Unaudited        Audited
                                                   --------------   --------------
                                                        US$'000         US$'000
Current assets:
Cash and cash equivalents.........................   $       20      $       47
Accounts receivable, net of allowance
  for doubtful accounts of $43 and $21, as of
  June 30, 2003 and Dec. 31, 2002, respectively...        3,601           3,177
Inventory.........................................        4,335           3,436
Other current assets..............................          606             338
                                                      ----------      ---------
     Total Current Assets.........................        8,562           6,998

Property and equipment, net of accumulated
 depreciation of $23,138 and $22,900 as of
 June 30, 2003 and Dec. 31, 2002, respectively....       14,895          14,955
                                                      ---------      ----------
                                                      $  23,457      $   21,953
                                                      =========      ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable..................................    $   4,406      $    2,908
Notes payable, current portion....................        1,337             192
Taxes payable.....................................           93             270
Accrued expenses..................................          314              90
Deferred income, current portion..................          616             859
Other current payable.............................          159               2
                                                      ---------      ----------
     Total Current Liabilities....................        6,925           4,321

Long-term Liabilities:
Deferred income, non-current portion..............        2,752           2,965
Notes payable, non-current portion................          370             459
                                                      ---------      ----------
                                                          3,122           3,424
Stockholders' Equity (Deficiency)
Common stock, 18,564,002 shares authorized,
 issued, and outstanding..........................       21,109          21,109
Additional paid in capital........................       11,865          11,865
Accumulated Other Comprehensive Income............          807             390
Accumulated Deficit...............................     (20,371)        (19,156)
                                                      ---------      ----------
Total Shareholders' Equity........................       13,410          14,208
                                                      ---------      ----------
                                                      $  23,457       $  21,953
                                                      =========      ==========


           The accompanying notes are an integral part of the statements

                               OXFORD TECHNOLOGIES INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                      Three-Month Period     Six-Month Period
                                        Ended June 30,        Ended June 30,
                                     ---------------------  --------------------
                                         2003       2002      2003      2002
                                     ---------- ----------  ---------  ---------
                                       US$'000    US$'000    US$'000    US$'000

Sales............................     $  4,171   $  2,854    $ 7,080    $ 5,483
Cost of Sales....................        3,262      3,800      5,780      7,460
                                       -------   --------    -------    -------
Gross Income (Loss)..............          909      (946)      1,300    (1,977)

Operating Expenses
  Selling, general and administrative    1,254      1,669      2,486     2,557
                                       -------   --------    -------   --------
Operating Loss..................         (345)    (2,615)    (1,186)    (4,534)

Interest income.................             -          -          2         16
Interest expense................          (17)        (9)       (31)       (45)
                                       -------   --------    -------    --------
Loss Before Income Taxes........         (362)    (2,624)     (1,215)    (4,563)

Income tax benefit..............             -          -           -          -
                                      --------   --------    --------   --------
Net Loss........................      $  (362)   $(2,624)    $(1,215)   $($,563)
                                      ========   ========    ========   ========

Basic loss per common share.....      $ (0.02)   $ (0.19)    $ (0.07)   $ (0.38)
                                      ========   ========    ========   ========

Weighted average common shares..    18,564,002 13,654,002  17,403,781 12,015,604
                                    ========== ==========  ========== ==========



            The accompanying notes are an integral part of the statements.

                                  OXFORD TECHNOLOGIES INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             Six-Month Period
                                                               Ended June 30,
                                                          -----------------------
                                                               2003         2002
                                                          ------------ ----------
                                                            US$'000     US$'000
Cash Flows From Operating Activities:
 Net Loss................................................  $ (1,215)   $ (4,563)
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization........................       630         682
    Amortization of grant received.......................     (296)           -
    Gain/loss from disposal of property, plant and
     machinery...........................................         -        (43)

 Changes in operating assets and liabilities:
   Accounts receivable...................................     (424)       (966)
   Inventory.............................................     (899)     (1,198)
   Other assets..........................................       268       (371)
   Accounts payable......................................     1,498       3,646
   Taxes payable.........................................     (177)           -
   Accrued expenses......................................       224        (33)
   Deferred income.......................................     (160)         116
   Other payable.........................................       157           -
                                                            -------     -------
      Cash used in operating activities..................     (930)     (2,731)

Cash Flows From Investing Activities:
   Proceeds from sale of property and equipment..........         -          52
   Purchase of property and equipment....................     (109)       (436)
                                                            -------      ------
Cash used in investing activities........................     (109)       (384)

Cash Flows From Financing Activities:
  Proceeds from additional capital contribution..........        -        1,628
  Proceeds from notes payable............................     1,056           -
                                                            -------     -------
      Cash provided by financing activities..............     1,056       1,628

  Effect of exchange rate changes on cash and
    cash equivalents.....................................      (44)       1,484
                                                            -------     -------
  Increase (Decrease) in cash and cash equivalents.......      (27)         (3)

Cash and Cash Equivalents, Beginning.....................       47            9
                                                            ------      -------
Cash and Cash Equivalents, Ending........................   $   20       $    6
                                                            ======      =======


          The accompanying notes are an integral part of the statements.


                              OXFORD TECHNOLOGIES INC.

                         Notes to the Financial Statements
                                   June 30, 2003


NOTE 1. NATURE OF OPERATIONS

   Oxford Technologies Corp. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom) provide electronic manufacturing services (EMS) to third party in the markets of telecommunication equipment, computers and related products, video, audio, entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

   Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facilities.

   The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Limited ("Great Admirer"), a Hong Kong corporation for all issued and outstanding ordinary shares of Axiom, a wholly owned subsidiary of Great Admirer. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The acquisition was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States.

   Axiom was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. Axiom's name was changed to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the acquisition of the Company by Great Admirer.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation.  The accompanying unaudited consolidated
   ----------------------
   financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six-month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the fiscal period ended December 31, 2002.

   Net Loss Per Common Share. Basic net loss per share of common stock is
   -------------------------
   calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

   Use of Estimates.  The preparation of financial statements in conformity
   -----------------
   with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Foreign Currency Translation.  The functional currency of the Company's
   ----------------------------
   operations in UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

   Revenue Recognition.  Sales revenues are generally recognized when the
   -------------------
   products are dispatched to the customers or services are rendered, net of provision for discounts, returns and allowance.

   Cash Equivalents.  The Company considers highly liquid instruments with
   ----------------
   original maturity of three months or less to be cash equivalents.

   Inventories.  Inventories are stated at the lower of cost or market. Cost
   -----------
   has been determined using the first-in, first-out method.

   Property, plant and Equipment.  Property, plant and equipment are recorded
   -----------------------------
   at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

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

   Income Taxes.  Deferred taxes are provided on an asset and liability
   -------------
   method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Fair Value of Financial Instruments.  The carrying amounts of the
   ------------------------------------
   Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at June 30, 2003 and December 31, 2002.

   Advertising Costs. The Company expenses advertising costs when incurred.
   ------------------

   Comprehensive Income.  The Company's comprehensive income for the periods
   --------------------
   ended June 30, 2003 and 2002 includes foreign exchange translation gains.

   Critical Accounting Policies. The Company considers the valuation of
   -----------------------------
   inventory and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

   Forward Looking Statements.  When used in this discussion, the words
   ---------------------------
   "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer caused delays in installations, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

   Recent Accounting Pronouncements.  In June 2001, the FASB issued SFAS No.
   --------------------------------
   143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

NOTE 5.  RECONCILIATION TO U.S. GAAP

   The Company's financial statements have been prepared in accordance with United Kingdom GAAP, which differs in certain significant respect from US GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                                   6/30/03     12/31/02
                                          Notes    US$'000      US$'000
   --------------------------------------------------------------------
   Property & Equipment, net under UK GAAP         10,018       10,127

   US GAAP Adjustments:
   Prior period GAAP adjustments            (a)     4,142        6,116
   Reversal of impairment write back        (b)         -      (1,841)
   Increase in building depreciation        (c)     (103)        (133)
   Foreign currency translation adjustment  (d)       838          687
   --------------------------------------------------------------------
   Property & equipment, net under US GAAP         14,895       14,955

   (a) Prior period GAAP adjustments: The prior period GAAP adjustments represent adjustment made prior to the period ended June 30, 2003 and December 31, 2002 to comply with US GAAP.

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


Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

   This report on Form 10-QSB contains forward-looking statements. Such statements are within the meaning of that term in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Overview

   The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers (OEMs) in the telecommunication equipment, computers and related products for business enterprises, video/ audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices markets. Axiom provides its customers with a total solution that includes a full range of services that allow Axiom to take its customers' products from initial design through production, test, distribution and after-market support. In many cases, Axiom builds and services products that carry the brand names of its customers.

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

Results of Operations


Three Months Ended June 30, 2003 Compared to Three Months Ended June 30,
2002

Revenues. Revenues increased by $1.32 million, or 46.1%, to $4.17 million during the three-month period ended June 30, 2003, from $2.85 million for the three-month period ended June 30, 2002. The increase in revenue was primarily attributable to the Company's continued marketing efforts, and the number of the Company's customers was increased from nine at the end of March 2002 to thirteen at the end of June 2003.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, decreased $538,000, or 14.1%, to $3.26 million during the three months ended June 30, 2003, from $3.80 million for the three months ended June 30, 2002. As we can see, the cost of sales was decreased when sales were increased by $1.32 million during this period. The reasons for the decrease were primarily attributable to a decrease in direct overhead, direct wage and labor costs. Cost of sales as a percentage of revenues decreased to 78.2% during the three months ended June 30, 2003, as compared to 133.1% during the three months ended June 30, 2002.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, decreased $415,000, or 24.8 %, to $1.25 million during the three months ended June 30, 2003, from $1.70 million for the three months ended June 30, 2002. The decrease was largely due to decrease in general and administrative expenses.

Net Loss.   As a result of the factors discussed above, for the three months ended June 30, 2003, the Company had net loss of $362,000, or $0.02 per common share, compared to a loss of $2.62 million, or $0.19 per common share, for the same period of the previous year.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. For the six months ended June 30, 2003, the Company's revenues increased $1.60 million, or 29.1%, to $7.08 million from $5.48 million for the six-month period ended June 30, 2002. The increase in revenue was primarily attributable to the Company's continued marketing efforts, and the number of the Company's customers was increased from nine at the end of March 2002 to thirteen at the end of June 2003.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, decreased $1.68 million, or 22.5%, to $5.78 million for the six months ended June 30, 2003, from $7.46 million for the six months ended June 30, 2002. As we can see, the cost of sales was decreased at the time sales were increased by $1.60 million, or 29%, during this period. The reasons for the decrease were primarily attributable to a decrease in direct overhead, direct wage and labor costs. Cost of sales as a percentage of revenues decreased to 81.6% during the six months ended June 30, 2003, as compared to 136% during the three months ended June 30, 2002.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, decreased $71,000, or 2.8 %, to $2.49 million during the six months ended June 30, 2003, from $2.56 million for the six months ended June 30, 2002. The decrease was mostly due to decrease in general and administrative expenses.

Net Loss.   As a result of the factors discussed above, for the six months ended June 30, 2003, the Company had net loss of $1.22 million, or $0.07 per common share, compared to a loss of $4.56 million, or $0.38 per common share, for the same period of the prior year.

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

Liquidity and Capital Resources

   At June 30, 2003, the Company's cash balance was $20,000, compared to $47,000 at December 31, 2002.

   For the six months ended June 30, 2003, net cash used in operating activities was $930,000, compared to $2.73 million for the same period of the previous year. This decrease of $1.8 million was is due primarily to the decrease in net loss by $3.35 million during the six-month period ended June 30, 2003, and partially offset by changes in operating assets and liabilities, largely by accounts receivable, accounts payable and deferred income.

   Net cash used in investing activities for the six months ended June 30, 2003, was $109,000 compared to $384,000 for the same period in 2002. For the six-month period ended June 30, 2003, as well as for the same period of the prior year, net cash used in investing activities resulted primarily from the purchase of property and equipment for capacity expansion and operating activities.

   For the six months ended June 30, 2003, net cash provided by financing activities was $1.06 million, primarily from proceeds from issuing short-term debts, as compared to net cash provided by financing activities of $1.63 million, largely from additional capital contribution, during the six-month period ended June 30, 2002.

   For the six months ended June 30, 2003, the operations of the Company were funded primarily by cash generated from operations and with grant aid from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Wales Manufacturing to end production of hi-fi units at the Newbridge site. The Company also has bank credit facility, which is composed of an invoice discounting facility with a maximum advance limit of $1,604,000 subject to the level of qualifying sales invoiced. The applicable interest rates for the invoice discounting facility are calculated with reference to Bank Base rates.

   Because of the possible increase in the level of our business activity in the second half of this year, we may need more working capital in order to meet the needs of increased sales, the related costs of sales, and additional acquisitions of property and equipment. Our capital requirements depend on our ability to market, sell and support our manufacturing services on a worldwide basis. We believe that our revenues from operations and our current cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. If we are unable to generate adequate operating cash flows, we may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize our objectives and to continue our operations. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. Accordingly, the failure to obtain sufficient funds on acceptable terms when eeded could have a material adverse effect on our business, results of operations and financial condition.

Critical Accounting Policies

   Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

   We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

   We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

   Revenue is recognized from sales when both title and risk of loss transfer to the customer. Generally, both risk of loss and title pass to our customers at the date of shipment via common carrier. Sales are recorded net of provision for discounts, returns and allowance.

Inventories

   Our inventories are valued at the lower of cost or market. Cost has been determined using the first-in, first-out (FIFO) method. Our inventory balances are written down periodically to adjust for any obsolete or unmarketable inventory as impairment of such inventories is identified. The estimated write-downs for obsolete or unmarketable inventory are based upon our understanding of market conditions and forecasts of future product demand.
If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated amounts, our cost of sales and gross income would be significantly adversely affected.

Foreign Currency Translation

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

   31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K

      During the fiscal quarter ended June 30, 2003, the Registrant filed Forms 8-K on the following dates, reporting on the items listed below opposite the dates:

      April 24, 2003 -   Item 4, Changes in registrant's certifying accountant,
                         and Item 7, Exhibit 16.

      June 6, 2003 -     Form 8-K/A filed to amend the Form 8-K filed April 24,
                         2003 on Item 4, Changes in registrant's certifying accountant.

      June 20, 2003 -    Item 4, Changes in registrant's certifying accountant,
                         and Item 7, Exhibit 16.




                                     SIGNATURE

   In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies Inc.

By:  /s/ Jacinta Sit
--------------------------
Jacinta Sit, President and
Chief Financial Officer


Date: November 10, 2003