Form 10QSB
period 2003-09-30
OXFORD TECHNOLOGIES INC
filed 2003-11-20
CIK 1169567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2003

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

                   80 Wall Street, Suite 818, New York, NY 10005
-----------------------------------------------------------------------------
                      (Address of principal executive offices)

                                (908) 412-9210
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

                   524 Westgate Drive, Edison, New Jersey 08820
------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X]    No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, $.0001 par value, as of November 18, 2003.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                OXFORD TECHNOLOGIES INC.


                                      FORM 10-QSB

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets as of September 30, 2003 (Unaudited)
     and December 31, 2002...............................................     3
   Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 2003 and 2002 (Unaudited).......................     4
   Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2003 and 2002 (Unaudited).............................     5
   Notes to Financial Statements (Unaudited).............................     6

Item 2.  Management's Discussion and Analysis or Plan of Operation.......    10
Item 3.  Controls and Procedures.........................................    14


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    15
Item 2.  Changes in Securities...........................................    15
Item 3.  Defaults Upon Senior Securities.................................    15
Item 4.  Submission of Matters to a Vote of Security Holders.............    15
Item 5.  Other Information...............................................    15
Item 6.  Exhibits and Reports on Form 8-K................................    15

SIGNATURES...............................................................    15

                              OXFORD TECHNOLOGIES INC.

                            CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                   Sept. 30, 2003    Dec. 31, 2002
                                                      Unaudited        Audited
                                                   --------------   --------------
                                                        US$'000         US$'000
Current assets:
Cash and cash equivalents.........................   $        -      $       47
Accounts receivable, net of allowance
  for doubtful accounts of $43 and $21, as of
  Sept. 30, 2003 and Dec. 31, 2002, respectively..        4,370           3,177
Inventory.........................................        4,955           3,436
Other current assets..............................          359             338
                                                      ----------      ---------
     Total Current Assets.........................        9,684           6,998

Property and equipment, net of accumulated
 depreciation of $22,791 and $22,900 as of
 Sept. 30, 2003 and Dec. 31, 2002, respectively...       14,328          14,955
                                                      ---------      ----------
                                                      $  24,012      $   21,953
                                                      =========      ==========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable..................................    $   3,372      $    2,908
Notes payable, current portion....................        1,669             192
Taxes payable.....................................          376             270
Accrued expenses..................................           23              90
Deferred income, current portion..................          599             859
Other current payable.............................        2,183               2
                                                      ---------      ----------
     Total Current Liabilities....................        8,222           4,321

Long-term Liabilities:
Deferred income, non-current portion..............        2,527           2,965
Notes payable, non-current portion................          342             459
                                                      ---------      ----------
                                                          2,869           3,424
Stockholders' Equity (Deficiency)
Common stock, 18,564,002 shares authorized,
 issued, and outstanding..........................       21,109          21,109
Additional paid in capital........................       11,865          11,865
Accumulated Other Comprehensive Income............          440             390
Accumulated Deficit...............................     (20,493)        (19,156)
                                                      ---------      ----------
Total Shareholders' Equity........................       12,921          14,208
                                                      ---------      ----------
                                                      $  24,012       $  21,953
                                                      =========      ==========


           The accompanying notes are an integral part of the statements

                               OXFORD TECHNOLOGIES INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                      Three-Month Period     Nine-Month Period
                                        Ended Sept. 30,        Ended Sept. 30,
                                     ---------------------  --------------------
                                         2003       2002      2003      2002
                                     ---------- ----------  ---------  ---------
                                       US$'000    US$'000    US$'000    US$'000

Sales............................     $  6,070   $  3,807   $ 13,150   $  9,290
Cost of Sales....................        4,951      4,666     10,731     12,126
                                       -------   --------    -------    -------
Gross Income (Loss)..............        1,119      (859)      2,419    (2,836)

Operating Expenses
  Selling, general and administrative    1,196        250      3,682     2,808
                                       -------   --------    -------   --------
Operating Loss..................          (77)    (1,109)    (1,263)    (5,644)

Interest income.................             -          8          2         24
Interest expense................          (45)        (7)       (76)       (52)
                                       -------   --------    -------    --------
Loss Before Income Taxes........         (122)    (1,109)    (1,337)    (5,672)

Income tax benefit..............             -          -           -          -
                                      --------   --------    --------   --------
Net Loss........................      $  (122)   $(1,109)    $(1,337)   $(5,672)
                                      ========   ========    ========   ========


Basic loss per common share.....      $ (0.01)   $ (0.08)    $ (0.08)   $ (0.45)
                                      ========   ========    ========   ========

Weighted average common shares..    18,564,002 13,564,002  17,794,771 12,537,409
                                    ========== ==========  ========== ==========



            The accompanying notes are an integral part of the statements.

                                  OXFORD TECHNOLOGIES INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             Nine-Month Period
                                                               Ended Sept. 30,
                                                          -----------------------
                                                               2003         2002
                                                          ------------ ----------
                                                            US$'000     US$'000
Cash Flows From Operating Activities:
 Net Loss................................................  $ (1,337)   $ (5,672)
 Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization........................       917         982
    Amortization of grant received.......................     (446)       (144)
    Gain/loss from disposal of property, plant and
     machinery...........................................         -        (43)

 Changes in operating assets and liabilities:
   Accounts receivable...................................   (1,193)     (2,362)
   Inventory.............................................   (1,519)     (2,449)
   Other assets..........................................      (21)       (313)
   Accounts payable......................................       464       3,851
   Taxes payable.........................................       106           -
   Accrued expenses......................................      (67)          68
   Deferred income.......................................     (252)       (138)
   Other payable.........................................     2,181           -
                                                            -------     -------
      Cash used in operating activities..................   (1,167)     (6,220)

Cash Flows From Investing Activities:
   Proceeds from sale of property and equipment..........         -          52
   Purchase of property and equipment....................     (236)       (667)
                                                            -------      ------
Cash used in investing activities........................     (236)       (615)

Cash Flows From Financing Activities:
  Proceeds from grants...................................         -       3,734
  Proceeds from additional capital contribution..........         -       1,628
  Proceeds from notes payable............................     1,360         585
                                                            -------     -------
      Cash provided by financing activities..............     1,360       5,947

  Effect of exchange rate changes on cash and
    cash equivalents.....................................       (4)       1,583
                                                            -------     -------
  Increase (Decrease) in cash and cash equivalents.......      (47)         694

Cash and Cash Equivalents, Beginning.....................        47           9
                                                            -------     -------
Cash and Cash Equivalents, Ending........................   $     -      $  703
                                                            =======      ======


          The accompanying notes are an integral part of the statements.


 OXFORD TECHNOLOGIES INC.
                       Notes to the Financial Statements
                          September 30, 2003 (Unaudited)



NATURE OF OPERATIONS

   Oxford Technologies Corp. ("the Company"), through its subsidiary
   Axiom Manufacturing Services Ltd. ("Axiom"), provide electronic manufacturing services (EMS) to third party in the markets of telecommunication equipment, computers and related products, video, audio, entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers with comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

   Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom owns above-mentioned facilities.

   The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Ltd. ("Great Admirer"), a Hong Kong corporation. Pursuant to the agreement, the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom, a wholly owned subsidiary of Great Admirer, on a one-to-one basis. As a result, Axiom became the Company's wholly owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The acquisition was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States.

   Axiom was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. Axiom's name was changed to Axiom Manufacturing Services Ltd. on April 10, 2002, as a result of the acquisition of Axiom by Great Admirer.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation.   The accompanying unaudited consolidated financial
   ---------------------
   statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the fiscal period ended December 31, 2002.

   Net Loss Per Common Share.  Basic net loss per share of common stock is
   --------------------------
   calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

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

   Foreign Currency Translation.  The functional currency of the Company's
   -----------------------------
   operations in UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

   Revenue Recognition.  Sales revenues are generally recognized when the
   -------------------
   products are dispatched to the customers or services are rendered, net of provision for discounts, returns and allowance.

   Cash Equivalents.  The Company considers highly liquid instruments with
   -----------------
   original maturity of three months or less to be cash equivalents.

   Inventories.   Inventories are stated at the lower of cost or market. Cost
   ------------
   has been determined using the first-in, first-out method.

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

   Income Taxes.  Deferred taxes are provided on an asset and liability method
   -------------
   whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Fair Value of Financial Instruments.  The carrying amounts of the Company's
   ------------------------------------
   financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at September 30, 2003 and December 31, 2002.

   Advertising Costs. The Company expenses advertising costs when incurred.
   ------------------

   Comprehensive Income.  The Company's comprehensive income for the periods
   ---------------------
   ended September 30, 2003 and 2002 includes foreign exchange translation gains.

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

   Recent Accounting Pronouncements.   In June 2001, the FASB issued SFAS
   ---------------------------------
   No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

3. DEFERRED INCOME

   In July 2002, the Company received a grant aid of $3,734,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of hi-fi units. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month, the Company records revenue based on a predetermined formula.

4. RECONCILIATION TO U.S. GAAP

   The Company's financial statements have been prepared in accordance with United Kingdom GAAP, which differs in certain significant respect from US GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                          Notes       9/30/03     12/31/02
                                                      US$'000      US$'000
---------------------------------------------------------------------------
Property & Equipment, net under UK GAAP                9,627       10,127

US GAAP Adjustments:
Prior period GAAP adjustments               (a)        4,142        6,116
Reversal of impairment write back           (b)            -      (1,841)
Increase in building depreciation           (c)        (145)        (133)
Foreign currency translation adjustment     (d)          704          687
---------------------------------------------------------------------------
Property & equipment, net under US GAAP               14,328       14,955
                                                      ======       ======

  (a) Prior period GAAP adjustments: The prior period GAAP adjustments represent adjustment made prior to the period ended September 30, 2003 and December 31, 2002 to comply with US GAAP.

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



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward Looking Statements

    Except for the historical information contained herein, the matters discussed in this Form 10-QSB are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and the other risks detailed in the Company's other reports filed with the Securities and Exchange Commission. The words such as "believes," "anticipates," "expects," "future," "intends," "would," "may," and similar expressions are intended to identify forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales. Net sales increased by $2.26 million, or 59.4%, to $6.07 million during the three-month period ended September 30, 2003, from $3.81 million for the three-month period ended September 30, 2002. The increase in revenue was primarily attributable to the Company's continued marketing efforts, and the number of the Company's customers was increased from nine at the end of March 2002 to thirteen at the end of September 2003.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, increased $285,000, or 6.1%, to $4.95 million during the three months ended September
30, 2003, from $4.67 million for the three months ended September 30, 2002. The increase in cost of sales (6.1%) was primarily attributable to the increase of sales (59.4%). For the three months ended September 30, 2003, the operations of the Company was much more efficient. The cost of sales as a percentage of sales decreased to 81.6% for the three months ended September 30, 2003, as compared to 122.6% for the three months ended September 30, 2002.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased $946,000, or 378 %, to $1.20 million during the three months ended September 30, 2003, from $250,000 million for the three months ended September 30, 2002. The increase was largely due to the increase in general and administrative expenses.

Net Loss. As a result, for the three months ended September 30, 2003, the Company had net loss of $122,000, or $0.01 per common share, compared to a loss of $1.11 million, or $0.08 per common share, for the same period of the previous year.


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales. For the nine months ended September 30, 2003, the Company's net sales increased $3.86 million, or 41.6%, to $13.2 million from $9.29 million for the nine-month period ended June 30, 2002. The increase in sales was primarily attributable to the Company's continued marketing efforts, and the number of the Company's customers was increased from nine at the end of March 2002 to thirteen at the end of September 2003.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, decreased $1.40 million, or 11.5%, to $10.73 million for the nine months ended September 30, 2003, from $12.13 million for the nine months ended September 30, 2002.
As we can see, the cost of sales was decreased at the time sales were increased by $3.86 million, or 41.6%, during this period. For the nine months ended September 30, 2003, the operations of the Company was much more efficient than the same period of the prior year. The cost of sales as a percentage of sales decreased to 81.6% for the nine months ended September 30, 2003, as compared to 130.5% for the nine months ended September 30, 2002.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, increased $874,000, or 31.1 %, to $3.68 million during the nine months ended September 30, 2003, from $2.81 million for the nine months ended September 30, 2002. The increase in operating expenses was mostly due to the increase in sales.

Net Loss.   As a result of the factors discussed above, for the nine months ended September 30, 2003, the Company had net loss of $1.34 million, or $0.08 per common share, compared to an net loss of $5.67 million, or $0.45 per common share, for the same period of the prior year.

    The Company's operating losses were largely due to (i) taking on low margin business to secure market share; (ii) high staffing levels and therefore costs following the transfer from original electronics manufacturing to contract electronics manufacturing; and (iii) high facility costs, a significant asset base was transferred from Aiwa to Axiom.

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

Liquidity and Capital Resources

    At September 30, 2003, the Company has no cash balance, as compared to $47,000 at December 31, 2002.

    For the nine months ended September 30, 2003, net cash used in the Company's operating activities was $1.17 million, compared to $6.22 million for the same period of the previous year. This decrease of $5.05 million was primarily due to the decrease in net loss by $4.33 million during the nine-month period ended September 30, 2003, and partially offset by changes in operating assets and liabilities, largely by accounts receivable, inventory, and accounts payable.

    Net cash used in the Company's investing activities for the nine months ended September 30, 2003, was $236,000 compared to $615,000 for the same period in 2002. For the nine-month period ended September 30, 2003, as well as for the same period of the prior year, net cash used in investing activities were mostly due to the purchase of property and equipment.

    For the nine months ended September 30, 2003, net cash provided by the Company's financing activities was $1.36 million, primarily from proceeds from short-term borrowings, as compared to net cash provided by the Company's financing activities of $5.95 million, of which $3.73 million was proceeds from government grants, $1.63 million from additional capital contribution, and $585,000 from short-term borrowings, during the nine-month period ended June 30, 2002.

    For the nine months ended September 30, 2003, the Company funded its operations primarily by cash generated from operations and with grant aid from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Wales Manufacturing to end production of hi-fi units at the Newbridge site. The Company also has bank credit facility, which is composed of an invoice discounting facility with a maximum advance limit of $1,604,000 subject to the level of qualifying sales invoiced. The applicable interest rates for the invoice discounting facility are calculated with reference to Bank Base rates.

    For the three months ended September 30, 2003, the Company's level of business activity, in terms of sales, was increased by 45%, as compared for the three months ended June 30, 2003. Therefore, more working capital was needed in order to meet the needs of increased sales, the related costs of sales, and additional acquisitions of property and equipment. The Company believes that its revenues from its operations with grant aid from the Welsh Assembly Government will be sufficient to fund the Company's operations for at least the next 12 months. If the Company is unable to generate adequate operating cash flows, it may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies, bank financing and other sources in order to realize its objectives and to continue its operations. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. Accordingly, the failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

Critical Accounting Policies

    The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United
States of America. The preparation of financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. The Company evaluates its estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

    The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

Revenue Recognition

    The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

    Revenue is recognized from sales when both title and risk of loss transfer to the customer. Generally, both risk of loss and title pass to our customers at the date of shipment via common carrier. Sales are recorded net of provision for discounts, returns and allowance.

Inventories

    The Company's inventories are valued at the lower of cost or market. Cost has been determined using the first-in, first-out (FIFO) method. The Company's inventory balances are written down periodically to adjust for any obsolete or unmarketable inventory as impairment of such inventories is identified. The estimated write-downs for obsolete or unmarketable inventory are based upon our understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated amounts, our cost of sales and gross income would be significantly adversely affected.

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

    Under the supervision and with the participation of the management of the Company, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic filings.

    There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings.   None.

Item 2.   Changes in Securities.   None.

Item 3.   Defaults Upon Senior Securities.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.   None.

Item 5.   Other Information.   None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

        31. Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32. Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)  Reports on Form 8-K

        On September 9, 2003, the Company filed a Form 8-K/A to amend the
        Form 8-K dated March 3, 2003 to provide audited financial statements of Axiom Manufacturing Services Ltd. (formerly AIWA Wales Manufacturing Ltd.)






                                   SIGNATURE

    In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies Inc.

By:  /s/ Jacinta Sit
--------------------------
Jacinta Sit, President and
Chief Financial Officer


Date: November 20, 2003