Form 10KSB
period 2003-12-31
OXFORD TECHNOLOGIES INC
filed 2004-06-17
CIK 1169567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                    For the Fiscal Year Ended December 31, 2003

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-49854

                            OXFORD TECHNOLOGIES CORP.
---------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

               Delaware                           04-3615974
--------------------------------------  -----------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
     of incorporation or organization)

                    80 Wall Street, Suite 818, New York, NY 10005
---------------------------------------------------------------------------
                   Address of principal executive office, Zip Code

Issuer's telephone number:     (212) 809-1200
---------------------------------------------------------------------------

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.0001 Par Value
---------------------------------------------------------------------------
                              (Title of Class)

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

State issuer's revenues for its most recent fiscal year:  $20,421,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: There is no trading market for Registrant's securities. Accordingly, no estimate as to the market value can be made.

State the number of shares outstanding of each of the issuer's classes of common equity: 18,564,002 shares of common stock, par value $.0001 per share, were outstanding, as of June 11, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]




                            TABLE OF CONTENTS


                                 PART I

Item 1.  Description of Business.....................................     3
Item 2.  Description of Property.....................................     9
Item 3.  Legal Proceedings...........................................     9
Item 4.  Submission of Matters to a Vote of Security Holders.........     9

                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....    10
Item 6.  Management's Discussion and Analysis or Plan of Operation...    12
Item 7.  Financial Statements........................................    20
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................    20
Item 8A. Controls and Procedures.....................................    21

                               PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.    22
Item 10. Executive Compensation......................................    24
Item 11. Security Ownership of Certain Beneficial Owners and Management  24
Item 12. Certain Relationships and Related Transactions..............    25
Item 13. Exhibits and Reports on Form 8-K............................    25
Item 14. Principal Accountant Fees and Services......................    26

Signatures




                              PART I

Except for historical information contained herein, this annual report contains certain forward-looking statements that involve risks and uncertainties. Although these forward-looking statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this report. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements.

Item 1.  DESCRIPTION OF BUSINESS

Historical Development

Oxford Technologies Inc. was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In furtherance of our business plan, on June 10, 2002, we voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended. The registration statement became effective on or about December 20, 2002.

On January 24, 2003, Waywood Investment Ltd. ("Waywood") entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer"), pursuant to which Great Admirer acquired 85%, or 4,250,000 shares, of our then issued and outstanding common stock from Waywood.

On February 12, 2003, we entered into a Share Exchange Agreement with Great Admirer, pursuant to which we issued 13,564,002 shares of our common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis (the "Acquisition"). Axiom is an electronics manufacturing service provider in South Wales, United Kingdom, and was wholly owned by Great Admirer. As a result of the Acquisition, Great Admirer, the former shareholder of Axiom, became our controlling shareholder and Axiom became our wholly owned subsidiary. The Acquisition was accordingly accounted for as a reverse acquisition. Following the Acquisition, new officers and directors were elected.

From the date of our incorporation through February 12, 2003, we conducted virtually no business, other than organizational activities and registration under the Exchange Act. During this period, we had no cash assets or other assets, and had no revenues from operations.

Following the Acquisition, we conduct our business through our wholly-owned subsidiary Axiom Manufacturing Services Ltd. Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd. to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed to Aiwa Wales Manufacturing Limited ("AWM") in June 1997, which was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the Acquisition of AWM by Great Admirer. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Ltd., which was 100%-owned by Aiwa Co. Ltd. of Japan. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services to third parties. This continued until July 2001 when all Aiwa brand products were terminated, and Axiom became solely an electronic manufacturing service provider. In April 2002, Great Admirer acquired 100% of Axiom's capital stock.

Our principal engineering and manufacturing facilities are located in Technology Park, Newbridge, in South Wales, United Kingdom. We have no website, but our subsidiary Axiom has a website, whose address is www.axiom-ms.com.

Our Business

We, through our wholly-owned subsidiary Axiom Manufacturing Services Ltd., provide electronics manufacturing services, in the business-to-business or business-to-industrial sectors, to original equipment manufacturers (OEMs) in the following market sectors:

     o   video/audio/entertainment products
     o   medical devices
     o   industrial control equipment
     o   domestic appliances
     o   computers and related products for business enterprises; and
     o   testing and instrumentation products

We offer OEMs with comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. OEMs contract with us to build their products or to obtain services related to product development, manufacturing and post-production requirements. We have developed relationships with OEMs in a diversified range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently managing costs and asset base, we are able to offer our customers an outsourcing solution that represents a lower total cost of ownership than that typically provided by their internal operations.

In many cases, we build products that carry the brand names of our customers, and substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components from suppliers, assemble the components onto printed circuit boards, perform post-production testing, and provide customers with production process and testing documentation. We offer our customers with flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Additionally, we complete the assembly of customers' final product at our facilities by integrating printed circuit board assemblies into the customers' finished products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by the customer to provide assembly and post-production testing services.

We serve several segments of the electronics products and technology markets. Much of our customers are located in the United Kingdom, and much of our business is related to the following products: networking equipment such as modems and data capture; telecommunications equipment; consumer products such as high-end audio and domestic appliances; electronic sub-systems for the medical, test and security industries; and other electronics equipment and products.

Our Services

We believe that OEMs are increasingly demanding an integrated outsourcing solution from electronic manufacturing service companies and seeking collaborative relationships. We provide our customers with a total solution that includes a full range of services that allow us to take our customers' products from initial design through production, test, distribution and after-market support. The services we offer OEMs include:

Engineering and Design: We offer engineering, design, prototype and related services that help its customers design their products for optimal manufacturing and testing. Our electrical, mechanical and packaging engineers provide our customers with circuit design, printed circuit board layout, mechanical design and test fixture design services. We also provide design for procurement, design for manufacture and design for test services. Our design for procurement service identifies areas in which the overall cost of our customers' products can be reduced through a decrease in material costs and effective inventory management. We design for manufacturer's service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Our design for test service focuses on achieving the highest level of fault detection and isolation before products are shipped.

Materials Procurement and Management: Materials procurement and management consist of planning, purchasing, expediting and warehousing of components and materials. Our inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time.

Product Assembly and System Integration: We offer assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. We build a wide range of final products and we believe we are well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, our build-to-order and configure-to-order capabilities complement our expertise in final product assembly by allowing us to postpone the final configuration of our customers' products until actual end-user specifications are received, thus reducing finished inventory levels for us and our customers.

Testing: We offer computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to our ability to deliver high-quality products, on a consistent basis. We work with our customers to develop product-specific test strategies. Our test capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests. We either custom design test equipment and software itself or use test equipment and software provided by our customers. We also provide environmental stress tests of assemblies of boards or systems.

Logistics and Distribution: We offer services related to the configuration and shipment of the customers' products. We perform final product packaging and distribution services for completed products, as well as direct order fulfillment. We increasingly deliver final products directly into our customers' distribution channels and to our customers' end-users. We believe that these services complement our comprehensive manufacturing solution, enabling our customers to be more responsive to changing market demands and to get their products to market more quickly with less total cost.

After-Market Services: We provide a wide range of after-market services, including repair, refurbishment, remanufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each of our customers.

Business Strategy

Our goal is to be an electronics manufacturing services outsourcing provider to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, we have implemented the following strategies:

Maintain and Develop Close, Long-Term Relationships With Customers.   Our core
strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of our customers' manufacturing operations. To this end, we work closely with our customers throughout the design, manufacturing and distribution process, and offers flexible and responsive services, responding to frequently changing customer design specifications and production requirements.

Focus on High-End Products in High Growth Sectors. We produce products for a wide range of original equipment manufacturers in different industries, such as consumer electronics, Internet-focused businesses and telecommuni-cations equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, original equipment manufacturers' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year, to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. We intend to offer state-of-the-art products as much as possible for industry leaders who require specialized engineering design and production services as well as offering high volume manufacturing capabilities to our customers. We will continue our strategy of adding good quality long-term customers to the portfolio to provide us with growth and stability.

Deliver Complete High and Low Volume Manufacturing Solutions. We believe original equipment manufacturers are increasingly requiring electronics manufacturing service providers to deliver a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on our integrated engineering and manufacturing capabilities, we intend to offer services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. These full service capabilities allow us to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

Enhance Our Integrated Design, Manufacturing and Related Services. We intend to continue to enhance our service offerings to meet the evolving needs of our customers and to control and manage more effectively their supply chain. Original electronics manufacturers are increasingly requiring a wider range of advanced services from electronic manufacturing services companies. We intend to expand our engineering and design capabilities and our new product introduction services through additional investments in these fields. We believe that our ability to support customers in these areas provides us with insight into our customers' future manufacturing requirements, which is critical to further penetrating the electronics manufacturing services market and attracting new customers.

Increase Penetration of Our Existing Customers and Expansion Our Customer Base. We believe that the increased penetration of our existing customers and the continued expansion of our customer base are critical to our future success.
We intend continually to evaluate the requirements of our existing customers, and seek the opportunity to provide them with additional services from existing facilities, thereby strengthening our relationships with our customers and increasing the utilization of existing manufacturing facilities. We intend to actively pursue new customers by conducting a focused marketing effort, designed to increase our brand awareness and the likelihood of winning new business.

Marketing and Customers

We market our manufacturing services primarily in the United Kingdom. For the year ended December 31, 2003, approximately 95% of our sales were originated in the United Kingdom. We market our services through our direct sales force and independent marketing representatives. Our divisional and executive management teams are also an integral part of our sales and marketing teams. The following table shows the percentages of our sales by industry sector for the last two years:

                                            Year ended December 31,
                                             2003          2002
                                          ------------  -----------

   Video/Audio/Entertainment products        32.20%      42.21%
   Medical devices                           22.76       27.02
   Industrial control equipment              22.03       24.40
   Domestic appliances                       12.60        0.00
   Computer related products for
     business enterprises                     7.41         0.87
   Testing & instrumentation products         3.00         5.50

                               TOTAL           100%        100%

Our salespeople have knowledge of local markets, which we believe is critical to identifying new customers and developing new business opportunities. Our direct sales force is complemented by several independent firms who serve as our representatives in areas where we believe the most significant opportu-nities exist, and in areas where it has no direct salespeople.

Suppliers

We maintain a network of suppliers of components and other materials used in assembling products. For the year ended December 31, 2003, there were no suppliers who accounted for 10% or more of our purchases. We procure components only when a purchase order has been received from a customer. Although we may experience component shortages and longer lead times of various components from time to time, we have generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers.

Product Research and Development

For the year ended December 31, 2003, there were no product research and development expenses. We have no current plan to conduct any product research and development activities in the next twelve months.

Patents and Trademarks

We do not own any patents or trademarks.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At December 31, 2003, our backlog was approximately $14.1 million. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Environmental Matters

Our operations are subject to certain national and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants.
We are in substantial compliance with all applicable requirements and has achieved ISO 14001 an internationally recognized award. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements.

We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We contract for the off-site disposal of these materials and have implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to us, and we are not aware of any facts or circumstances that would cause it to incur significant costs or liabilities in the future related to environmental, health and safety law compliance. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2003, we had 192 full-time employees, including 108 in production and quality control, 35 in engineering, research and development, 27 in procurement and materials management, 2 in information systems, 5 in sales and marketing, and 15 in executive and administrative functions. We also hire skilled temporary labor from time to time in order to quickly ramp-up and ramp-down our production to maximize efficiency. Eighteen (18) temporary employees were employed as of December 31, 2003. Seven percent of our employees are represented by the General Municipal Boilermakers Union. We consider our employee relations to be good.

We do not expect significant changes in the number of employees in the next twelve months.


Item 2.  Description of Property

Our principal offices, engineering and manufacturing facilities are located in Technology Park, Newbridge in South Wales, United Kingdom. We own the above-mentioned properties, which is approximately 26.8 acres. The gross internal area is approximately 307,000 square feet. We do not lease any properties. We believe that our properties are deemed to be suitable and adequate for our present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.

As of December 31, 2003, 32,000 square feet of our unused office space was leased to General Dynamics UK Ltd., a defense manufacturing company in United Kingdom as office spaces while 20,000 square feet of our warehouse space was leased to Saints Transport, a transportation company also in United Kingdom for the storage of aircraft interiors.

We maintain an administrative office space on 80 Wall Street, Suite 818, New York, NY 10005. This office space is rented, on month-by-month basis, from Cowley Technologies Inc., a related party. The rent payment is $2,000 per month.


Item 3.   LEGAL PROCEEDINGS

We are not a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2003.


                               PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is presently no public market for our common stock. We have engaged a registered broker-dealer to apply to the NASD for having our common stock shares quoted on the NASD OTC Bulletin Board electronic quotation service. There can be no assurance that our shares will be listed on the OTC Bulletin Board or any other exchange.

Holders

As of June 11, 2004, there were 357 registered shareholders of our common stock. We have only one class of stock outstanding.

Stock Options, Warrants and Convertible Securities

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future on our common stock. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payments of any future cash dividends on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors deem relevant.

There are no restrictions in our article of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Status, however, do prohibit us from declaring dividends, after giving effect to the distribution of the dividend: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Transfer Agent

We have appointed a transfer agent, PublicEase Inc. for our securities. The address of PublicEase is 3663 E. Sunset Road, Las Vegas, NV 89120.

Recent Sales of Unregistered Securities

We are authorized to issue 80,000,000 shares of common stock, par value $.0001 per share and 20,000,000 shares of preferred stock, par value $.0001 per share. As of June 11, 2004, there were 18,564,002 shares of common stock issued and outstanding. No shares of preferred stock have been issued.

On March 8, 2002, we issued 5,000,000 shares of our common stock, valued at $500, to Waywood Investment Limited for services rendered in connection with our organization. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We believe this exemption is available because no public offering was involved.

On February 12, 2003, we entered into a Share Exchange Agreement with Great Admirer Ltd., pursuant to which we issued 13,564,002 shares of our common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Ltd. on a one-to-one basis. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. We believe this exemption is available because no public offering was involved. We have never utilized an underwriter for offerings of our securities.

On March 18, 2003, Great Admirer Ltd. distributed, out of the 13,564,002 shares, 213,000 shares of our common stock to 355 employees of its affiliated companies as incentive compensation. None of the above-mentioned persons are U.S. persons as defined in Regulation S under the Securities Act of 1933, as amended.

Rule 144 Shares

As of June 11, 2004, we have 18,564,002 shares of common stock issued and outstanding. All of these shares are "restricted securities" under Rule 144 of the Securities Act of 1933. Restricted shares may be sold only if they are registered under the Securities Act of 1933 or if an exemption from the registration requirements of the Securities Act is available.

In general, under Rule 144 as currently in effect, a person who has beneficially owned for at least one year shares privately acquired, directly or indirectly, from us or from our affiliates, and persons who are our affiliates who hold shares (whether or not they are registered) will be entitled to sell within any three month period a number of shares that does not exceed the greater of: (i) 1% of the number of shares of the common stock outstanding which, in our case, will equal 185,640 shares as of June 11, 2004; or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale.

Sales under Rule 144 are also subject to certain requirements relating to the manner and notice of sale and the availability of current public information about us. Pursuant to Rule 144(k) a person, who is not our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The SEC states that Rule 144 is not available for resale transactions for securities issued by a blank check company. These securities can only be resold through a registered offering. Accordingly, the 5,000,000 shares of our common shares originally issued to Waywood Investment Ltd. will not be able to rely on the provisions of Rule 144. Waywood and its transferee will instead be required to file a registration statement under Securities Act of 1933 in order to complete any public sales of his/her shares.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements, which involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the related notes thereto appearing elsewhere herein.

Overview

We were incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, we acquired 100% of the outstanding securities of Axiom Manufacturing Services Ltd. ("Axiom") with the exchange and issuance of 13,564,002 shares of our common stock (the "Merger"). Although we are the legal survivor in the Merger and remain the registrant with the Securities and Exchange Commission, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transactions combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information of Axiom, and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, our consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of us on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, our operations reflect the combined operations of the former Oxford and Axiom.

We conduct our business through our subsidiary, Axiom Manufacturing Services Ltd. Prior to its acquisition by Great Admirer Ltd. in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which was 100%-owned by Aiwa Co. Limited of Japan. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated, and Axiom continued only as a contract electronic manufacturing services provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider.

We provide electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers in the telecommunications equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, medical devices markets and domestic appliances. We offer our customers a full range of services, from initial design through production, test, distribution and after-market support. In many cases, we build and service products that carry the brand names of our customers.

Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components, assemble the components on printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation.
We offer our customers with flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Additionally, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by customers to provide assembly and post-production testing services.

We have no current plans to acquire, purchase or sell property, plant and significant equipment for the next twelve months.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenues

Revenues for the year ended December 31, 2003 were $20.42 million representing an increase of $7.32 million, or 55.9% as compared to $13.10 million for the year ended December 31, 2002. The increase in revenue was largely a result of expanding our customer base to include two new major customers and by generating additional revenues from existing customers. The total number of our customers increased from ten at the end of December 2002 to thirteen as of December 31, 2003, and we became less reliant on our major customers from 2002 with their share of total revenues reducing from 70% to 50% of total revenue.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the year ended December 31, 2003, our cost of sales was $20.95 million as compared to $15.66 million for the year ended December 31, 2002. This was an increase of $5.30 million, or 33.8% for the year ended December 31, 2003.
We attribute the increase in our cost of sales for the year ended December 31, 2003 primarily to the growth of sales during the year. However, our increase in cost of sales was 33.8% as compared to 55.9% of our increase in sales. This means that during the fiscal 2003, our gross margin was improved, which was largely due to our better utilization and efficiency of labor, and our better product scheduling using our manufacturing resources planning system.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, decreased by $0.707 million, or 23%, to $2.288 million in 2003, compared to $2.995 million in fiscal 2002. Most of the decrease is attributable to the reduction in wages and salaries amounting to $834,025 following the restructure of headcount in 2002. The decrease in operating expenses also reflects a reduction of $183,490 in rates following a review by the local authority and a decrease of $81,172 in advertising expenses (higher re-branding costs in 2002), offset by a moderate increases in other administration and general expenses.

Rental Income and Economic Development Grant

For the year ended December 31, 2003, our rental income and economic development grant increased to $1,065,000 from $410,000 in the prior year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two corporate entities. For the year ended December 31, 2003, we had rental income of $459,000 compared $131,000 of the previous year. The increase was principally because we had rental income of six months for the fiscal 2002, but 12 months for the fiscal of 2003. For the year ended December 31, 2003, we also had amortized a governmental economic development grant of $606,000 compared to $279,000 for the year ended December 31, 2002.

Interest Income

Interest income for the year ended December 31, 2003 was $1,000 as compared to $33,000 for the year ended December 31, 2002. The decrease of $32,000 was due to having less cash to invest and lower interest rates.

Interest Expenses

Interest expenses for the year ended December 31, 2003 was $103,000 as compared to $58,000 for the year ended December 31, 2002. The increase of $45,000 was largely attributable to having an average higher debt balance of $2.29 million for the year ended December 31, 2003, as compared to $651,000 for the year ended December 31, 2002 and lower interest rates.

Net Loss

As a result of the factors discussed above, for the year ended December 31, 2003, our net loss was $1.85 million as compared to a net loss of $5.17 million for the same prior year period. This resulted in basic loss per share of $.10 on weighted average common shares outstanding of 17,988,660 for the year ended December 31, 2003, as compared to basic loss per share f $.40 on weighted average common shares outstanding of 12,804,698 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of $301,000.

For the year ended December 31, 2003, our operations used $1.09 million of cash compared to $5.34 million of cash used in operating activities for the same period of the prior year, primarily as a result of the increase in accounts receivable, inventory and in accounts payable. Our net working capital decreased $1.45 million to $1.225 million during the twelve months ended December 31, 2003 from $2.677 million at December 31, 2002. The decrease in working capital was primarily caused by the increase of short-term borrowing.

For the year ended December 31, 2003, we used $244,000 of cash in our investing activities for purchase of property and equipment.

Our financing activities during the year ended December 31, 2003 provided cash of $1.47 million, of which $1.514 million were funded by invoice discounting and bank loan.

Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $2,497,880 subject to the level of qualifying sales invoiced and a bank overdraft of $178,420. Interest rates are calculated with reference to bank base rates. At December 31, 2003, the interest rate on borrowings was 2.00% above the base rate and the interest rate on credit balances was 1.5%.

The following summarizes Oxford's debt and other contractual obligations at December 31, 2003:

       Description              Amount              Term
------------------------- --------------- --------------------------------
Invoice discounting         $ 1,715,000  Ongoing until facility terminated
Bank loan                     $ 208,000  5-year term commencing June 2002
Bank overdraft                 $ 83,000
Finance lease agreements      $ 281,000  10-year term commencing August 2002
--------------------------------------------------------------------------
         Total              $ 2,287,000

As of June 11, 2004, we have no plan for major capital expenditures, and we have no capital commitments. As of December 31, 2003, we are in compliance with all covenants under our existing credit facilities. In the event that adequate funding is not available from existing credit facilities, we would work with existing lenders to identify additional sources of financing. At present we do not have any arrangements for financing except those mentioned above. While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from operations plus borrowings under our invoice discounting facility will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe revenue recognition and accounts receivable and allowance for doubtful accounts are two critical accounting policies that involve the most complex, difficult and subjective estimates and judgments.

Revenue recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and
101B and as revised by SAB 104, "Revenue Recognition." SAB 104 requires that revenue generally can be recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period in which the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time when we and our customer jointly determine that the product has been delivered or no refund will be required.

Accounts Receivables and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, our customers. We analyze historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of December 31, 2003, we have three customers accounting for 52% of the outstanding debtor balances. However, we do not believe that it is subject to unusual credit risk beyond the normal risk associated with the collection of our accounts receivable.

Recently issued accounting standards

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives continue to be amortized.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability,
(3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on our financial position, results of operations, or cash flows.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the transition alternatives for companies choosing to adopt the fair value method of accounting for compensation cost of options issued to employees and required additional disclosure on all stock-based compensation plans. We have adopted the disclosure provisions.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation were adopted by us for guarantees issued or modified after December 31, 2002. Adoption of FIN No. 45 did not have a material impact on our financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. We adopted SFAS No. 150 on July 1, 2003 and we do not expect SFAS No. 150 to materially impact our financial statements.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

We have a history of operating losses and we may never achieve or sustain profitability.

We have a history of losses, and if we do not achieve profitability, we may not be able to continue our business in the future. For the fiscal years ended December 31, 2003 and 2002, we incurred losses of $1.85 million and $5.17 million, respectively. As of December 31, 2003, we had an accumulated deficit of $21.01 million. We have financed our operations primarily through short-term borrowing and government grant. Our expense levels are high and our revenues are difficult to predict. We anticipate incurring additional losses until we increase our customer base and revenues. We may never achieve or sustain significant revenues or profitability. If we are unable to achieve increased revenues, we will continue to have losses and may not be able to continue our operations.

We depend on a few large customers, and the loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

A significant portion of our revenues has been coming from five (5) large of customers. For the year ended December 31, 2003, our sales to those large customers who accounted for 10% or more of our net sales aggregated approximately 76.7% of our net sales. The loss of any of those customers or their inability to pay in a timely fashion could materially reduce our revenues, liquidity and cash flows.

We may be unable to obtain additional financing which could affect our operating performance and financial condition.

As of the date of this report, we have no plan for major capital expenditures, and we have no capital commitments. We currently depend on invoice discounting, bank loans and finance lease agreements to meet our short-term cash requirements. In order to grow our business, we will require additional capital. At present we do not have any arrangements for financing. There can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if required. If we are unable to obtain such financing, we may be forced to delay, scale back or eliminate portions of our business efforts, and our ability to grow may be jeopardized and our operations could be severely limited.

Long-term contracts are not typical in the electronics manufacturing service industry, and reductions, cancellations or delays in customer orders would adversely affect our operating results.

As is typical in the electronics manufacturing service industry, we do not usually obtain long-term manufacturing orders or commitments from our customers. In addition, customers may cancel their orders, change production quantities or delay production for a number of reasons beyond our control. Significant or numerous cancellations, reductions or delays in orders by our customers would reduce our revenues. Because many of our costs are fixed, a reduction in sales could have a disproportionate adverse effect on our operating results.

We potentially bear the risk of price increases associated with shortages in the availability of electronics components.

At various times, there have been shortages of components in the electronics industry, leading to increased component prices. After receiving manufac-turing orders, we purchase electronics components used in the manufacturing of our customers' products. As a result, we potentially bear the risk of price increases for these components if we are unable to purchase components at the pricing level anticipated to support the margins assumed in our agreements with our customers.

The business environment is highly competitive and, if we do not compete effectively, we may experience material adverse effects on our operations.

The market for electronic manufacturing services is intensely competitive and we expect competition to increase in the future. We compete with large and small companies that provide products and services that are similar to some aspects of our manufacturing services. Some of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we will. In addition, we may not be able to offer prices as low as some of our competitors because those competitors may have lower cost structures as a result of their geographic location or the services they provide. If we cannot compete effectively, we may experience reduced gross margins and loss of market share, any of which will have a material adversely impact on our business, operating results and financial condition.

We depend on the continuing trend of Original Electronics Manufacturers to outsource. Uncertainties and adverse trends affecting the electronics industry or any of our major customers may adversely affect our operating results.

Our revenue growth is partially dependent on the continuing trend of original electronics manufacturers to outsource. To the extent that there are no new outsourcing opportunities, our future growth would be unfavorably impacted. In addition, our business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. When these factors adversely affect our customers, we may suffer similar effects.

Fluctuations in the exchange rate between the British Pound and the United States dollar may adversely affect our operating results.

The functional currency of our operations in the United Kingdom is British Pound. Results of our operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may also adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

Our principal shareholder controls a substantial portion of our common stock; investors will have little control over our management or other matters requiring shareholder approval.

Great Admirer Ltd. is our principal shareholder, who owns approximately 94.4% of our outstanding common stock, giving it the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

There is no and there may never be a public market for our common stock shares, which may make it difficult for shareholders to sell their shares.

There is no public trading market for our common stock and there can be no assurance that a public trading market for the common stock will develop or, if developed, will be sustained. Although we intend to have our common stock quoted on the Over the Counter Bulletin Board, there can be no assurance that a regular trading market will develop, or, if developed, that it will be maintained. If a market for our shares never develops, it would be very difficult for investors to sell their shares at any price. In that event investors may lose their entire investment.

Our common stock may be deemed to be a penny stock. As a result, trading of our shares may be subject to special requirements that could impede our shareholders' ability to resell their shares.

Our common stock may be deemed to be penny stock as that term is defined in Rule 3a51-1 of the Securities Exchange Act of 1934. Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually igned and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

    o obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

    o reasonably determine, based on that information, that transaction in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

    o provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

    o receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objects.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.


Item 7.  FINANCIAL STATEMENTS


Our financial statements are included in pages F-1 through F-11.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

On April 19, 2003, Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co. resigned as our independent auditor, following our acquisition of Axiom Manufacturing Services Ltd. On April 21, 2003, we engaged GRACE T. FAN,
CPA, LLC, d/b/a ATA CAPS GROUP, as our independent auditors.

During the period from March 8, 2002 (inception) to December 31, 2002, there were no disagreements between Stan J. H. Lee, CPA and us, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stan J. H. Lee, CPA, would have caused Stan J. H. Lee, CPA, to make reference to the matter in its reports on our financial statements. During the period from March 8, 2002 (inception) to December 31, 2002, there were no reportable events as that term is described in Item 304(a) 1)(iv) of Regulation S-B. Stan J. H. Lee, CPA's opinion in its report on our financial statements for the year ended December 31, 2002, expressed substantial doubt with respect to our ability to continue as a going concern.

At no time preceding April 21, 2003 have we (or anyone on behalf of us) consulted with GRACE T. FAN, CPA, LLC, d/b/a ATA CAPS GROUP, on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement with Stan J. H. Lee, CPA, or a reportable event.

On June 17, 2003, we engaged Demetrius & Co., LLC, as our independent public accountants. Following this engagement, Demetrius & Co., LLC audited our financial statements for the years and periods as specified by Regulation
S-X in connection with our acquisition of Axiom Manufacturing Services Limited. Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group was dismissed as our independent public accountants after the Board of Directors approved the appointment of a new independent auditor.

Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group served as our independent public accountants for the period from April 19, 2003, to June 17, 2003, during which Grace T. Fan, CPA, LLC never prepared or issued a report on behalf of us.

During the period from April 19, 2003, to Grace T. Fan, CPA, LLC's dismissal on June 16, 2003, there were no disagreements between Grace T. Fan, CPA,
LLC and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grace T. Fan, CPA, LLC would have caused Grace T. Fan, CPA, LLC to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from April 19, 2003 to June 17, 2003, the date of Grace T. Fan, CPA, LLC's dismissal, there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

At no time prior to June 17, 2003, did we (or anyone on behalf of us) consult with Demetrius & Co., LLC on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement with Grace T. Fan, CPA, LLC, or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.


Item 8A.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer (principal executive officer and principal financial officer), evaluated the effectiveness our disclosure of controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our directors, executive officers and key employees as of June 11, 2004.

         Name          Age             Positions Held
-------------------  -------   ------------------------------------
Jacinta Sit             31     President, Chief Financial Officer and
                               Director,
Shaun Ashmead           37     Managing Director of Axiom Manufacturing
                               Services Ltd.
Vivian Lee-Yu Lam       33     Corporate Secretary and Director
Woon Chew Chai          44     Director

JACINTA SIT has been our President and Chief Financial Officer and a director since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of Sen Hong Resources Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil. Since September 2003, Ms. Sit has been the president, chief financial officer and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong, and since October, 2003, a director of Weston Technologies Corp., a Delaware corporation whose business plan is to develop, manufacture, and market an electronic device known as the "Flameless and No-tar Cigarette Substitute".

SHAUN ASHMEAD has been serving as Managing Director of Axiom Manufacturing Services Ltd., since March 2004. Prior to that, he was Axiom's Operations Director (April 2004 to March 2004), responsible for all aspects of the business other than Materials, Quality Engineering, Manufacturing, Finance and Human Resources, Head of Administration Group responsible for Finance, Human Resources and Factory Engineering, and Company Secretary (September 2002 to August 2003). From July 2001 to September 2002, Shaun was Axiom's Head of Quality and Engineering Group, responsible for Technical Engineering, including new product introduction, supplier and product quality, Test Engineering and Market Quality Investigation Centre. Shaun has been employed with Axiom since 1986, predominately within a Quality Managers role until 2001, and has been instrumental in ensuring that Axiom has achieved awards such as ISO 9002, ISO 14001, QS 9000 and TS16949 and continues to ensure that the recognized standards are met or exceeded.

VIVIAN LEE-YU LAM has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of Sen Hong Resources Holdings Limited, a Hong Kong corporation whose principal business is the exploration and production of crude oil. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the Registrant, and since September 2003, a vice president, secretary and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong.

WOON CHEW CHAI was elected as an independent director of the Company in February 2003. From 1994 to the present, Mr. Chai has been a partner at
Michael Chai & Co., a law firm in Kuala Lumpur, Malaysia.   From 1991 to
1994, he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From 2002 to the present, he has served as director of Sen Hong Resources Holdings Limited, a Hong Kong corporation. Mr. Chai holds a Bachelor of Laws (Hons) degree from the University of Buckingham, and a Bachelor of Science (Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai is qualified as Barrister at Law from Lincoln's Inn, England. Since September 2003, Mr. Chai has been serving as a director of Cowley Technologies Corp., a magazine distributor in Hong Kong.

The above named directors and executive officers of the Company have not involved in any legal proceedings as described in Item 401 of Regulation S-B.

There are no agreements or understandings for our officers or directors to resign at the request of another person, and the above-named officers and directors are neither acting on behalf of, nor will act at the direction of, any other person. There is no family relationship among any of the executive officers and directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) filings. For the period covered by this Annual Report, we were in compliance with the Section 16(a) of the Securities Exchange Act of 1934.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge upon written request addressed to Oxford Technologies, Inc., 80 Wall Street, Suite 818, New York, NY 10005. A copy of our Code of Business Conduct and Ethics has been filed as Exhibit 14.1 to this report. We will disclose any waivers or amendments to our Code of Business Code and Ethics on Item 10 of a Form 8-K.


Item 10.  EXECUTIVE COMPENSATION

Currently none of our executive officers receive salary or other kind of compensation from us, except Shaun Ashmead, Managing Director of Axiom Manufacturing Services Ltd., our subsidiary, who received approximately $97,603 in salary and approximately $8,704 in pension in 2003. Shaun Ashmead was appointed Axiom's Managing Director in March 2004. In accordance with Item 402(a) (5) of the Regulation S-B, we have omitted certain columns from the table required by Item 402(b).

There is no key man life insurance on any directors or officers, and no profit sharing, stock option or other similar programs have been adopted for the benefit of our executive officers and directors.

We have not entered into any employment contracts with our executive officers.

Compensation of directors

Directors do not currently receive any compensation for their service as members of the board of directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 11, 2004, certain information concerning the beneficial ownership of (a) each director, (b) each nominee for director, (c) each executive officer, (d) each holder of more than 5% of our equity interests, and (e) all directors and executive officers as a group. Each of the persons named below has sole voting power and sole investment power with respect to the membership interests set forth opposite his or her name, except as otherwise stated.

                   Name and Address     Amount and Nature of  Percent of
Title of Class    of Beneficial Owner   Beneficial Ownership    Class
--------------  ---------------------  ---------------------  ----------
Common Stock     Great Admirer Limited (1)   17,601,002         94.4%
                 2 Queen's Road, Suite 2602
                 Central, Hong Kong

Common Stock     All Officers and
                 Directors as a Group              600              *
------------------------------------------------------------------------
(1) Great Admirer Limited is a subsidiary of Sen Hong Resources Holdings Limited, a Hong Kong corporation

*   Less than one percent.

There are no outstanding options or warrants to purchase, nor any securities convertible into, our common shares.

There are no arrangements which may result in a change in control of us.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 8, 2002, in connection with our organization, we issued a total of 5,000,000 shares of our common stock to Waywood Investment Ltd. for services valued at $500.


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                       Description
 ----------  ------------------------------------------------------------
    3.1      Certificate of Incorporation (Incorporated by Reference to
             Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, SEC file No. 0-49854, filed on June 10, 2002)

    3.2 By-Laws (Incorporated by Reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB, SEC file No. 0-49854, filed on June 10, 2002)

    4.1      Specimen Stock Certificate (Incorporated by Reference to Exhibit
             4.1 to the Company's Registration Statement on Amendment No. 1 on Form 10-SB, SEC file No. 0-49854, filed on July 29, 2002)

   10.1      Agreement with Waywood Investment Ltd. (Incorporated by
             Reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB, SEC file No. 0-49854, filed on June 10, 2002)

   10.2 Shareholder agreement (Incorporated by Reference to Exhibit 10.2 to the Company's Registration Statement on Form 10-SB, SEC file No. 0-49854, filed on June 10, 2002)

  14.1*      Code of Business Conduct and Ethics

  31.1* Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.1* Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------
 *  Filed herewith.

  (b)  Reports on Form 8-K

On January 24, 2003, we filed a Form 8-K under Item 1 to report that Waywood Investment Ltd. entered into a stock purchase agreement with Great Admirer Ltd., pursuant to which Great Admirer acquired 85%, or 4,250,000 shares, of our common stock owned by Waywood.

On February 12, 2003, we filed a Form 8-K under Item 1, 2 and 6 to report that we entered into a share exchange agreement with Great Admirer Limited, pursuant to which we issued 13,564,002 shares of our common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Ltd. ("Axiom") on a one-to-one basis. As a result, Axiom became our wholly-owned subsidiary.

On March 3, 2003, we filed a Form 8-K/A to amend the Form 8-K that we filed on February 18, 2003 by submitting audited financial statements of Axiom Manufacturing Services Ltd.

On April 22, 2003, we filed a Form 8-K under Item 4 to report that Stan J. H. Lee, CPA, resigned as our independent accountants, and we engaged Grace T. Fan, CPA, LLC, d/d/a ATA CPAS GROUP, as our independent accountants.

On June 20, 2003, we filed a Form 8-K under Item 4 to report that we engaged Demetrius & Co., LLC as our independent public accountants to replace Grace
T. Fan, CPA.


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for professional services rendered by Demetrius & Co., LLC. for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $32,000 and $39,000, respectively.

Audit-related Fees:   None

Tax Fees

The aggregate fees to be billed by Demetrius & Co., LLC. for professional services to be rendered for tax fees for fiscal years 2003 and 2002 were $0 and $0, respectively.

All Other Fees

There were no other fees to be billed by Demetrius & Co., LLC. for the fiscal years 2003 and 2002 other than the fees described herein and above.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

The audit committee pre-approves all auditing and permitted non-audit services to be performed for us by our independent auditor, including the fees and terms of those services.



                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies Corp.

By: /s/ Jacinta Sit
-----------------------------
Jacinta Sit
President, Chief Financial Officer and Director

Date: June 15, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Vivian Lee Yu Lam
-----------------------------------------
Vivian Lee Yu Lam, Director and Secretary

Date:   June 15, 2004










                          OXFORD TECHNOLOGIES, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report................................      F-1

Consolidated Balance Sheets as of December 31, 2003.........      F-2

Consolidated Statement of Operations for the Years
  Ended December 31, 2003 and 2002..........................      F-3

Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 2003 and 2002............      F-4

Consolidated Statement of Cash Flows for the Years
  Ended December 31, 2003 and 2002..........................      F-5

Notes to Financial Statements...............................      F-6






                       DEMETRIUS & COMPANY, L.L.C.
                       CERTIFIED PUBLIC ACCOUNTANTS


                       INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Oxford Technologies, Inc. and its subsidiary at December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly in all material respects the financial position of Oxford Technologies, Inc. and its subsidiary, as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
----------------------------
 DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 26, 2004





                          OXFORD TECHNOLOGIES, INC.

                         CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 2003

                                 ASSETS

                                                           US $'000
Current assets:
 Cash and cash equivalents...........................     $        301
 Accounts receivable, net of allowance for doubtful
  accounts of $ 3,000................................            5,853
 Inventory...........................................            5,276
 Other current assets................................              362
                                                          ------------
    Total Current Assets.............................           11,792

Property and equipment, net of accumulated
  depreciation of $25,575............................           15,429
                                                          ------------
                                                          $     27,221
                                                          ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................     $     6,354
 Notes payable, current portion......................           1,941
 Taxes payable.......................................             739
 Accrued and other expenses..........................             750
 Deferred income, current portion....................             783
                                                          -----------
    Total Current Liabilities........................          10,567

Long-term Liabilities:
 Deferred income, non-current portion................           2,623
 Notes payable, non-current portion..................             346
                                                          -----------
    Total Long-term Liabilities......................           2,969

Stockholders' Equity
 Common stock, 100,000,000 shares authorized,
  18,564,002 shares issued and outstanding...........              2
 Additional paid in capital..........................         32,927
 Accumulated Other Comprehensive Loss................          1,764
 Accumulated Deficit.................................       (21,008)
                                                         -----------
    Total Shareholders' Equity.......................         13,685
                                                         -----------
                                                         $    27,221
                                                         ===========


The accompanying notes are an integral part of the statements.







                        OXFORD TECHNOLOGIES, INC.

                  CONSOLIDATED STATEMENT OF OPERATIONS


                                                    Years Ended
                                                    December 31,
                                              ------------------------
                                                 2003           2002
                                              ------------  ----------
                                               US $'000       US $'000


Sales.....................................   $   20,421    $    13,095
Cost of Sales.............................       20,950         15,655
                                             ----------    -----------
Gross Loss................................        (528)        (2,560)

Operating Expenses
  Selling, general and administrative.....        2,288          2,995
                                             ----------    -----------

      Operating Loss......................      (2,816)        (5,555)

Other Income and Expenses
  Rental income...........................         459            131
  Economic development grant..............         606            279
  Interest income.........................           1             33
  Interest expense........................       (103)           (58)
                                             ----------    ----------

    Net Loss..............................   $  (1,852)     $  (5,170)
                                             ==========    ===========
    Basic loss per common share...........   $  (0.103)     $  (0.404)
                                             ==========    ===========

    Weighted average common shares........   17,988,660     12,804,698
                                             ==========    ===========




       The accompanying notes are an integral part of the statements







                         OXFORD TECHNOLOGIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                               Common Stock                                       Accumulated Other Comprehensive
                              par value $.0001       Additional      Accumulated    Comprehensive      Income
                           Shares       Amount     Paid in Capital     Deficit          Income          (Loss)
                        -------------  ----------- --------------- -------------- ------------------ -------------
                                        US$'000        US$'000         US$'000          US$'000         US$'000

Balance, Dec. 31, 2001    10,450,002    $    1      $  16,637       $ (13,986)       $  (1,368)

Issuance of common stock  3,114,000          -          4,471

Additional paid-in capital
 Write-off of intercompany debt                        11,865

Comprehensive income (loss)
 Net loss                                                              (5,170)                     $   (5,170)
 Foreign currency translation adjustment                                                 1,758           1,758
                                                                                                   -----------
 Total comprehensive income (loss)                                                                  $  (3,412)
                       -------------  -----------  --------------  -------------  ---------------

Balance, Dec. 31, 2002    13,564,002   $      1     $    32,973     $  (19,156)    $      390
                       =============  ===========   =============  =============  ===============

Comprehensive loss

 Common stock issued
   in acquisition         5,000,000          1
 Stock issuance costs                                     (46)
 Net loss                                                             (1,852)                       $  (1,852)
 Foreign currency translation adjustment                                                  1,374         1,374
                                                                                                    ----------
  Total comprehensive loss                                                                          $    (478)
                                                                                                    ==========
                       ------------- -----------  --------------   --------------  -------------
Balance, Dec. 31, 2003  18,564,002    $       2     $   32,927     $ (21,008)       $     1,764
                       ============   ==========   ============    ==============  =============



               The accompanying notes are an integral part of the statements





                          OXFORD TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Years Ended
                                                          December 31,
                                                  ------------------------
                                                      2003         2002
                                                  ------------- ----------
                                                    US $'000    US $'000

Cash Flows From Operating Activities:
 Net Loss......................................   $  (1,852)    $ (5,170)
 Adjustments to reconcile net income to net cash
  used in operating activities:
    Depreciation and amortization..............        1,300       1,231
    Amortization of grant received.............        (606)       (279)
    Gain/loss from disposal of property,
     plant and machinery.......................            -        (43)

  Changes in operating assets and liabilities:
   Accounts receivable.........................      (2,135)     (1,771)
   Inventory...................................      (1,344)     (2,135)
   Other assets................................           10         123
   Accounts payable............................        2,866       2,359
   Taxes payable...............................          403         252
   Deferred income.............................        (263)          99
   Accrued expenses and other payables.........          523         (9)
                                                  ----------   ---------
     Cash used in operating activities.........      (1,099)     (5,344)

Cash Flows From Investing Activities:
 Proceeds from sale of property and equipment..            -          57
 Purchase of property and equipment............        (244)       (701)
                                                  ----------  ----------
     Cash used in investing activities.........        (244)       (644)

Cash Flows From Financing Activities:
 Proceeds from grants..........................            -       3,863
 Costs of issuance of stock....................         (46)           -
 Repayment of loan from related parties........            -       1,762
 Proceeds from notes payable...................        1,514         608
                                                  ----------  -----------
     Cash provided by financing activities.....        1,468       6,233

Effect of exchange rate changes on cash and
     cash equivalents..........................          128       (204)
                                                 -----------  -----------

Increase in cash and cash equivalents..........          254          41

Cash and Cash Equivalents, Beginning...........   $       47   $       6
                                                 ============ ===========
Cash and Cash Equivalents, Ending..............   $      301   $      47
                                                 ============ ===========


Supplemental disclosure of cash flow information:
   Cash paid for interest......................   $      98    $      56
                                                 ===========  ===========



      The accompanying notes are an integral part of the statements





                       OXFORD TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 2003 and 2002

  NATURE OF OPERATIONS

  Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties for telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

  The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom ("the Merger") with the exchange and issuance of 13,564,002 shares of its common stock. Although Oxford is the legal survivor in the Merger and remains the registrant with the Securities and Exchange Commission, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" of the Oxford for financial reporting purposes as its shareholders controlled more than 50% of the post transactions combined company. Among other matters, this requires Oxford to present all financial statements, prior historical financial and other information of Axiom, and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the accompanying consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002 and reflect the acquisition of Oxford on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the operations of the Company reflect the combined operations of the former Oxford and Axiom.

  Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facilities.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Financial Statement Presentation - The consolidated financial statements include the transactions of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Foreign Currency Translation - The local currency is the functional currency of the Company's operations in UNITED KNGDOM. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

   Revenue Recognition - Sales revenues are generally recognized when the products are dispatched to the customers or services are rendered, net of provision for discounts, returns and allowance.

   Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

   Accounts Receivables - Accounts receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with the economic status of our customers.

   Inventories - Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method.

   Property, plant and Equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

       Buildings & building improvements       20 to 45 years
       Machinery & equipment                   5 to 10 years
       Fixtures & fittings                     3 to 8 years

   Leasehold improvements are amortized over the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

   Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company's principal subsidiary is subject to United Kingdom income taxes.

   Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate their fair values at December 31, 2003 and 2002.

   Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of Accounts Receivable. As of December 31, 2003, the Company has three (3) customers accounting for 52% of the outstanding debtors balances. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with the collection of its Accounts Receivable.

   Net Loss Per Common Share - Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

   Advertising Costs - The Company expenses advertising costs when incurred.

   Comprehensive Income - Net income for 2003 and 2002 is the same as comprehensive income defined pursuant to Statement of Financial Accounting Statement Accounting Standards No. 130, "Reporting Comprehensive Income."

   Recent Accounting Pronouncements - On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives continue to be amortized.

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

   In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure." This Statement amends the transition alternatives for companies choosing to adopt the fair value method of accounting for compensation cost of options issued to employees and required additional disclosure on all stock-based compensation plans. The Company has adopted the disclosure provisions.

   In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation were adopted by the Company for guarantees issued or modified after December 31, 2002. Adoption of FIN No. 45 did not have a material impact on the Company's financial statements.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The adoption of FIN No. 46 on July 1, 2003 did not have an impact on the Company's financial statements.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company adopted SFAS No. 150 on July 1, 2003 and does not expect these Statements to materially impact the Company's financial statements.

2. PROPERTY AND EQUIPMENT

   Property, plant and equipment at December 31, 2003 consisted of the following:

                                               US $'000

       Building & building improvements        $   16,776
       Machinery & equipment                       17,886
       Fixtures & fittings                          6,342
                                              ------------
                                                   41,004
       Less accumulated depreciation             (25,575)
                                              ------------
       Total                                   $   15,429
                                              ============

   Depreciation expense amounted to $1,300,000 and $1,231,000 for the years ended December 31, 2003 and 2002, respectively.

3. INVENTORIES

   Inventories at December 31, 2003 consisted of the following:

		                                US $'000

       Components Parts                    $   4,905
       Finished Stocks                           371
                                           ---------
       Total                               $   5,276
                                           =========

4. RELATED PARTY TRANSACTIONS

   In April 2002, Great Admirer Limited, a Hong Kong company, acquired the Company's principal subsidiary from Aiwa Europe Limited.

   Prior to the acquisition, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of subsidiary as consideration for the settlement of an inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived an inter-company debt of $11,865,000 which was recorded as additional paid-in capital.

5. LOAN PAYABLE

   At December 31, 2003, the Company's credit facility with HSBC was composed of an invoice discounting facility and finance arrangement for asset lease. The invoice discounting facility bears an interest rate of 2% above the bank's base rate while bank loan is at 1.5% above the bank's base rate.
   The following is a breakdown of the loan payable as of December 31, 2003.

   December 31, 2003
                                           US $'000       US $'000
                                        Current portion  Non-current
                                        ---------------  -----------
        Invoice discounting                $   1,715     $      -
        Bank loan                                146          145
        Finance lease agreements                  80          201
                                       --------------   -----------
        Total                              $   1,941     $    346

    The following is a schedule of future payments required under the loan payable:

                                            US $'000

        2004                               $  1,941
        2005                                    145
        2006                                    144
        2007                                     57
                                          ----------
        Total                              $  2,287

6. DEFERRED INCOME

   In July 2002, the Company received a grant in aid of $3,863,000 from the Nation Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end the original equipment production. The National Assembly for Wales has been given security in the form of a first legal charge of the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grants under certain circumstances. The Company has treated the grant in aid as deferred revenues and recognized a monthly amortization to reduce expenses based on the following allocation:


                     Amortization Allocation     Monthly
        Category       Months      Amount     Amortization
    ---------------- ---------- ------------ --------------
					   US  $'000     US $'000

       Staff               60      $ 2,823        $  47
       Building           432      $ 1,014        $   2
       Plant & machinery   84      $    26        $   1
                                 -----------  ----------
       Total                       $ 3,863        $  50
                                 ==========   ==========

   At December 31, 2003 and 2002, the Company has amortized the deferred income in the amount of $606,000 and $279,000, respectively.

7. ADVERTISING EXPENSES

   Advertising expenses for the years 2003 and 2002 were $80,767 and $187,820, respectively.

8. INCOME TAXES

   The components of the deferred tax asset (liabilities) based on United Kingdom rates as of December 31, 2003 are as follows:

   Deferred tax asset:
                                           US $'000

    Net operating loss carryforwards       $  6,302
    Valuation allowance                    $(6,302)
                                         ----------
      Net deferred tax assets              $  - 0 -

   A trade loss incurred by the United Kingdom's subsidiary may be offset against future earnings. Under the United Kingdom corporate tax law, the loss may be carryforward indefinitely.

9. RENTAL INCOME

   The Company's subsidiary has leased certain of its space on annual basis for $219,494 per year. The original lease term was from July 1, 2002 through June 30, 2004. The leasee has opted to renew the lease to the period ended June 30, 2005.

   The following is a schedule of future rental income:

	    2004          $   219,494
	    2005              109,747
	                 ------------
	    Total         $   329,241


10. BENEFIT PLAN

   The Company maintains a defined contribution pension plan for all its employees. The Company's contribution to the plan was $132,000 and $140,000 for the years 2003 and 2002, respectively.

11. RECONCILIATION TO UNITED STATES GAAP

   The financial statements of the Company's principal subsidiary have been prepared in accordance with United Kingdom GAAP which differs in certain significant respects from United States GAAP. The effects of the application of United States GAAP to net income and equity are set out in the tables below:

                                                 2003        2002
                                        Notes   US$'000    US$'000
---------------------------------------------------------------------
Net income (loss) under United Kingdom GAAP     (1,527)      2,739
United States GAAP Adjustments:

Reversal of impairment write-offs        (a)         -       6,264
Reversal of impairment write back        (b)         -     (1,841)
Reversal of inter-company debts          (c)         -    (12,628)
Increase in building depreciation        (d)     (325)       (254)
Foreign currency translation adjustment  (e)         -         550
---------------------------------------------------------------------
Net income reported under United States GAAP  ($1,852)    ($5,170)
                                              ========   ==========

   (a) Reversal of impairment write-offs. Under United Kingdom GAAP, the valuation of building and building improvements was restated based on the fair market value as of the balance sheet date while United States GAAP requires the adoption of the historical cost. For the year ended December 31, 2002, the write-offs due to impairment loss in the amount of $6,264,000 were recorded under United Kingdom GAAP.

   (b) Reversal of impairment write back: Under UK GAAP, the valuation of building and building improvements are restated based on the fair market value as of the balance sheet date while United States GAAP requires the adoption of the historical cost. For the year ended December 31, 2002, the impairment write back in the amount of $1,841,000 was recorded under United Kingdom GAAP.

   (c) Reversal of write off of inter-company debts: Under United Kingdom GAAP, the write off of debt due to an affiliate was credited to the income account while United States GAAP requires the write off of inter-company debt be treated as additional paid in capital.

   (d) Increase in building depreciation: The depreciation expense/allowance for building and building improvement was recomputed and recorded based on the historical cost under United States GAAP.

   (e) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

   The effects of the application of United States GAAP to assets and equity are set out in the tables below:

                                                 Notes        US $'000
-----------------------------------------------------------------------
Property & Equipment, net under United Kingdom GAAP          $  10,431

United States GAAP Adjustments:
Reversal of impairment write-offs                 (f)            6,264
Reversal of impairment write-back                 (g)          (1,841)
Accumulated increase in building depreciation     (h)            (579)
Foreign currency translation adjustment           (i)            1,154
-----------------------------------------------------------------------
Property & equipment, net under United States GAAP            $ 15,429
                                                              =========

   (f) Reversal of impairment write-offs: Under United Kingdom GAAP, the valuation of building and building improvements was restated based upon fair market value as of the balance sheet date while United States GAAP requires the adoption of the historical cost. For the year ended December 31, 2003 and 2002, the write-offs due to impairment loss in the amount of $6,264,000 was recorded under United Kingdom GAAP.

   (g) Reversal of impairment write back: Under United Kingdom GAAP, the valuation of building and building improvements was restated based upon fair market value as of the balance sheet date while United States GAAP requires the adoption of the historical cost. For the year ended December 31, 2003 and 2002, the impairment write back in the amount of $1,841,000 was recorded under United Kingdom GAAP.

   (h) Increase in building depreciation: The depreciation expense for building and building improvement was recomputed and recorded based on the historical cost under United States GAAP.

   (i) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.