Form 10QSB
period 2004-03-31
OXFORD TECHNOLOGIES INC
filed 2004-06-25
CIK 1169567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

   [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _________ to __________

                    Commission file number:          000-49854
                                            ______________________________

                          OXFORD TECHNOLOGIES CORP.
---------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

               Delaware                             04-3615974
----------------------------------------  ---------------------------------
State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
---------------------------------------------------------------------------
                  (Address of principal executive offices)

                           (212) 809-1200
---------------------------------------------------------------------------
                     (Issuer's telephone number)

                                N/A
---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]   No   [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of June 18, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]





                            OXFORD TECHNOLOGIES, INC.


                               Table of Contents



                      Part I. Financial Information


Item1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2004
      (unaudited)and December 31, 2003 (audited)......................    3

     Condensed Consolidated Statements of Operations (unaudited)
       for the Three Months Ended March 31, 2004 and 2003.............    4

     Condensed Consolidated Statements of Cash Flows (unaudited)
       for the Three Months Ended March 31, 2004 and 2003.............    5

     Notes to Consolidated Financial Statements.......................    6

Item 2. Management's Discussion and Analysis or Plan of Operation.....   10

Item 3. Controls and Procedures.......................................   13


                     Part II.   Other Information


Item 6. Exhibits and Reports on Form 8-K.............................    14

Signature





                      PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements


                            OXFORD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                   ASSETS


                                                  March 31,      Dec. 31
                                                     2004         2003
                                                  Unaudited      Audited
                                                 -----------   -----------
                                                    US$'000     US $'000
Current assets:
 Cash and cash equivalents....................    $       -     $      301
 Accounts receivable, net of allowance for
  doubtful accounts of $ -0- and $ 3,000 as of
  March 31, 2004 and Dec. 31, 2003, respectively      5,704          5,853
Inventory.....................................        5,651          5,276
Other current assets..........................          753            362
                                                   --------     ----------
   Total Current Assets.......................       12,108         11,792

Property and equipment, net of accumulated
 depreciation of $26,641 and $25,575 as of
 March 31, 2004 and Dec. 31, 2003, respectively      15,679         15,429
                                                   --------     ----------
                                                   $ 27,787      $  27,221
                                                   ========     ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable............................      $  6,655       $  6,354
 Notes payable, current portion..............         2,501          1,941
 Taxes payable...............................           570            739
 Accrued expenses and other payable..........           290            750
 Deferred income, current portion............           684            783
                                                   --------      ---------
    Total Current Liabilities................        10,699         10,567

Long-term Liabilities:
 Deferred income, non-current portion........         2,534          2,623
 Notes payable, non-current portion..........           320            346
                                                   --------      ---------
     Total Long-term Liabilities.............         2,854          2,969

Stockholders' Equity
 Common stock, 100,000,000 shares authorized,
  18,564,002 shares issued and outstanding...             2              2
Additional paid in capital...................        32,927         32,927
Accumulated Other Comprehensive Loss.........         2,202          1,764
Accumulated Deficit..........................      (20,897)       (21,008)
                                                  ---------      ----------
     Total Shareholders' Equity..............        14,234         13,685
                                                  ---------      ----------
                                                  $  27,787      $  27,221
                                                  =========      ==========



      The accompanying notes are an integral part of the statements.







                          OXFORD TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                UNAUDITED


                                                  Three-Month Period
                                                    Ended March 31,
                                             ----------------------------
                                                 2004         2003
                                             -------------  -------------
                                               US $'000       US $'000

Sales..................................      $     7,738        $    2,909
Cost of Sales..........................            6,770             3,792
                                             -----------        -----------
Gross Income (Loss)....................              968             (883)

Operating Expenses
 Restructuring cost....................              167                 -
 Selling, general and administrative...              929               202
                                             -----------        -----------
    Operating Loss.....................            (128)           (1,085)

Other Income and Expenses
 Rental income.........................              118                99
 Economic development grant............              171               149
 Interest expense......................             (42)              (16)
                                              ----------        ----------

Net Income (Loss)......................       $      119       $     (853)
                                              ==========       ===========
Basic loss per common share............       $     0.01       $    (0.05)
                                              ==========       ===========

Weighted average common shares.........       18,564,002        16,230,669
                                              ==========       ===========




      The accompanying notes are an integral part of the statements







                         OXFORD TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 UNAUDITED



                                                    Three-Month Period
                                                      Ended March 31,
                                                 -----------------------
                                                     2004        2003
                                                 ------------ ----------
                                                   US $'000    US $'000


Cash Flows From Operating Activities:
 Net Loss..................................        $      119    $   (853)
 Adjustments to reconcile net income to net
  cash Used in operating activities:
   Depreciation and amortization...........               267          324
   Amortization of grant received..........             (171)        (149)

  Changes in operating assets and liabilities:
   Accounts receivable.....................               149          208
   Inventory...............................             (375)         (83)
   Other assets............................             (391)          196
   Accounts payable........................               301         (96)
   Taxes payable...........................             (169)        (150)
   Accrued expenses........................             (460)          231
   Deferred income.........................                 -        (321)
   Other payables..........................                 -          126
                                                    ---------    ---------
     Cash used in operating activities.....             (731)        (567)

Cash Flows From Investing Activities:
 Purchase of property and equipment........              (35)         (22)
                                                    ---------    ---------
     Cash used in investing activities.....              (35)         (22)

Cash Flows From Financing Activities:
 Proceeds from notes payable...............               534          637
                                                    ---------    ----------
      Cash provided by financing activities               534          637

Effect of exchange rate changes on
  cash and cash equivalents................              (69)           21
                                                    ---------    ---------

Increase in cash and cash equivalents......             (301)           69

Cash and Cash Equivalents, Beginning.......         $     301    $      47
                                                    =========    =========
Cash and Cash Equivalents, Ending..........         $       0    $     116
                                                    =========    =========




      The accompanying notes are an integral part of the statements






                       OXFORD TECHNOLOGIES, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2004



NATURE OF OPERATIONS

   Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

   The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. Pursuant to the agreement, the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom, a wholly owned subsidiary, on a one-to-one basis. Prior to the exchange, the Company had 5,000,000 shares of common stock outstanding, while Axiom had 13,564,002 shares of ordinary shares outstanding. Upon consummation of the share exchange, the Company has an aggregate of 18,564,002 shares of common stock outstanding. As a result of the acquisition, Axiom became the Company's wholly-owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The acquisition was accounted for as a reverse merger in accordance with generally accepted accounting principles in the United States.

   Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facilities.

   Axiom was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd. Axiom's name was changed to Axiom Manufacturing Services Limited on April 10, 2002.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month periods ended March 31, 2004 and 2003 are not necessary indicative of the results they may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the fiscal period ended December 31, 2003.

   Net Income (Loss) Per Common Share - Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period.

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

   Foreign Currency Translation - The functional currency of the Company's operations in UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

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

   Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate their fair values at March 31, 2004 and December 31, 2003.

   Advertising Costs - The Company expenses advertising costs when incurred.

   Comprehensive Income - The Company's comprehensive income for the first quarter ended March 31, 2004 and 2003 includes foreign exchange translation gains.

   Critical Accounting Policies - The Company considers the valuation of inventory and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statements.

   Recent Accounting Pronouncements - In January 2003, the FASB issued FIN
   No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The adoption of FIN No. 46 on July 1, 2003 did not have an impact on the Company's financial statements.

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

4. RECONCILIATION TO UNITED STATES GAAP

   The Company's financial statements have been prepared in accordance with United Kingdom GAAP which differs in certain significant respects from U.S. GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                                    3/31/2004   12/31/2003
                                        Notes         US$'000     US$'000
--------------------------------------------------------------------------
Property and Equipment,
  net under United Kingdom GAAP                        10,573      10,431

United States GAAP Adjustments:
Prior period GAAP adjustments            (a)              6,264     6,264
Reversal of impairment write back        (b)            (1,841)   (1,841)
Increase in building depreciation        (c)              (627)     (579)
Foreign currency translation adjustment  (d)              1,310     1,154
--------------------------------------------------------------------------
Property and Equipment, net under United States GAAP    $15,679   $15,429
                                                        =======   ========

 (a) Prior period GAAP adjustments: The prior period GAAP adjustments represent adjustment made prior to the period ended March 31, 2004 and December 31, 2003 to comply with US GAAP.

 (b) Reversal of impairment write-offs due to impairment loss: Under UK GAAP, the valuation of building and building improvements are restated based on the fair market value as of the balance sheet date while US GAAP requires the adoption of the historical cost. For the period ended December 31, 2002, the impairment write back in the amount of $1,841 was recorded under United Kingdom GAAP.

 (c) Increase in building depreciation: The depreciation expense for building and building improvement was recalculated and recorded based on the historical cost under US GAAP.

 (d) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end- of-period exchange rates.


Item 2.  Management's Discussion and Analysis or Plan of Operation

The discussion in this Quarterly Report on Form 10-QSB contains forward-looking statements concerning potential future events. Such statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in our Annual Report on Form 10-KSB for the year ended December 31, 2003. You are strongly encouraged to consider those factors when evaluating any such forward-looking statement. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments.

Overview

We conduct business through our wholly-owned subsidiary, Axiom Manufacturing Services Ltd. in the United Kingdom ("Axiom"). From September 1980 to
December 2000, Axiom manufactured consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. Limited of Japan, for distribution in the UK, France, Germany, Netherlands and Poland. Due to a gradually decreasing profit margin, in December 2000, Axiom began providing electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated. At that time, Axiom's business completely shifted to as a contract electronic manufacturing service provider.

We provide electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers in the telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products medical devices markets and domestic appliances. We offer our customers with full range of services, from initial design through production, test, distribution and after-market support. In many cases, we build and service products that carry the brand names of our customers.

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

RESULTS OF OPERATION

Quarter Ended March 31, 2004, Compared to Quarter Ended March 31, 2003

Revenues

Revenues for the three-month period ended March 31, 2004 were $7.74 million representing an increase $4.83 million, or 166.0%, as compared to $2.91 million for the same period of the prior year. The increase in revenue was largely a result of our expanding customer base and generating additional revenues from existing customers.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended March 31, 2004, our cost of sales was $6.77 million as compared to $3.79 million for the three months ended March 31, 2003. This increase was largely in line with the increase in sales. The gross margin for the three months ended March 31, 2004 was 12.5%, which increased significantly as compared to that (-30.5%) for the same period of the previous year. We attribute the increase in our gross margin primarily to the fact that we had improved our efficiency in resources planning.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $727,000 to $929,000 for the three months ended
March 31, 2004, as compared to $202,000 in the same period of the prior year. The operating expenses for the quarter ended March 31, 2003 included certain one-time credits including rates rebate from the local government and grant income for training. Without the credits, the underlying expenses would have been $668,000, representing a real increase of $261,000, which is mainly attributable to the increase of financing cost, repairs and maintenance to building, and plan and machinery. During the quarter ended March 31, 2004, restructuring activities results in a reduction of our workforce of 17 employees, which incurred $167,000 of restructuring cost.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2004, our rental income and economic development grant increased to $289,000 from $248,000 for the same period of the previous year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two third party companies. For the quarter ended March 31, 2004, we had rental income of $118,000 compared to $99,000 of the previous year. Excluding the effect of currency fluctuation, we had amortized the same amount of governmental economic development grant as last year.

Interest Income

There was no interest income for the three months ended March 31, 2004 and March 31, 2003.

Interest Expenses

Interest expenses for the three months ended March 31, 2004 was $42,000 as compared to $16,000 for the same period of the prior year. The increase of $26,000 was largely attributable to having higher average debt balance for the three months ended March 31, 2004 as compared to the same period of the previous year.

Net Income (Loss)

As a result of the factors discussed above, for the three months ended March 31, 2004, we had net income of $119,000 as compared to a net loss of $853,000 for the three months ended March 31, 2003. This resulted in basic income per share of $.01 on weighted average common shares outstanding of 18,564,002 for the three months ended March 31, 2004 as compared to basic loss per share of $.05 on weighted average common shares outstanding of 16,230,669 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facilities. As of March 31, 2004, we had no cash and cash equivalents.

For the three months ended March 31, 2004, our operations used cash of $731,000 as compared to $567,000 of cash used for the same period of the prior year.

For the three-month period ended March 31, 2004, we used cash of $35,000 in our investing activities for purchase of property and equipment as compared to $22,000 of cash used in the same period of the prior year.

Our financing activities, proceeds from notes payable, during the three months ended March 31, 2004 provided us cash of $534,000, as compared to $637,000 for the same period of the previous year.

Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $2,576,000 subject to the level of qualifying sales invoiced and a bank overdraft of $184,000. Interest rates are calculated with reference to bank base rates. At March 31, 2004 the interest rate on borrowings was 2.00% above the base rate and the interest rate on credit balances was 1.5%.

The following summarizes our debt and other contractual obligations at March 31, 2004:

      Description             Amount               Term
------------------------ -----------  -------------------------------------
Invoice discounting      $ 2,351,520  Ongoing until facility terminated
Bank loan                $   198,720  5 year term commencing June 2002
Finance lease agreements $   270,480  10 year term commencing August 2002
--------------------------------------------------------------------------
      Total              $ 2,820,720

As of June 18, 2004, we plan to acquire a new solder oven costing $74,000 and currently have no further capital expenditures. As of March 31, 2004, we are in compliance with all covenants under our existing credit facilities. In the event that adequate funding is not available from existing credit facilities, we would work with existing lenders to identify additional sources of financing. At present we do not have any arrangements for financing except that mentioned above. While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from operations plus borrowings under our invoice discounting facility will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.


Item 3.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer (principal executive officer and principal financial officer), evaluated the effectiveness our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit No.                       Description
----------  ------------------------------------------------------------
   31.1      Section 302 Certification of the Company's CEO and CFO
   31.2      Section 906 Certification of the Company's CEO and CFO

(b)  Reports on Form 8-K:   None



                              SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies, Inc.

By: /s/ Jacinta Sit
---------------------------------
Jacinta Sit, CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)

Date: June 25, 2004