Form 10QSB
period 2004-06-30
OXFORD TECHNOLOGIES INC
filed 2004-08-27
CIK 1169567

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___________ to __________

                    Commission file number:          000-49854
                                            ________________________________

                         OXFORD TECHNOLOGIES CORP.
----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  Delaware                             04-3615974
----------------------------------------  -----------------------------------
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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]    No   [ ]

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of August 18, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        OXFORD TECHNOLOGIES, INC.

                           Table of Contents



Part I. Financial Information

Item1.  Financial Statements

 Condensed Consolidated Balance Sheets
  as of June 30, 2004 (unaudited) and Dec. 31, 2003 (audited)              3

 Condensed Consolidated Statements of Operations (unaudited)
  for the Three and Six Months Ended June 30, 2004 and 2003                4

 Condensed Consolidated Statements of Cash Flows (unaudited)
  for the Six Months Ended June 30, 2004 and 2003                          5

 Notes to Consolidated Financial Statements                                8


Item 2. Management's Discussion and Analysis or Plan of Operation         11

Item 3. Controls and Procedures                                           15


Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K                                  16


Signatures

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                        OXFORD TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS

                                  ASSETS


                                                   June 30,        Dec. 31,
                                                     2004            2003
                                                  Unaudited        Audited
                                                ------------    -----------
                                                  US$'000         US $'000
Current assets:
 Cash and cash equivalents                      $        -      $       301
 Accounts receivable, net of allowance
  for doubtful accounts of $ -0- and
   $ 3,000 as of June 30, 2004 and
   Dec. 31, 2003, respectively                       6,645            5,853
 Inventory                                           5,271            5,276
 Other current assets                                  176              362
                                                 ----------      -----------
    Total Current Assets                            12,092           11,792

Property and equipment, net of
 accumulated depreciation of $26,511 and
 $25,575 as of June 30, 2004 and
 Dec. 31, 2003, respectively                        15,181           15,429
                                                 ----------      -----------

                                                 $  27,273        $  27,221
                                                 ==========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                $  6,395         $   6,354
 Notes payable, current portion                     2,605             1,941
 Taxes payable                                        748               739
 Accrued expenses and other payable                   380               750
 Deferred income, current portion                     673               783
                                                 ---------        ----------
    Total Current Liabilities                      10,801            10,567

Long-term Liabilities:
 Deferred income, non-current portion               2,329             2,623
 Notes payable, non-current portion                   370               346
                                                 ---------       -----------
     Total Long-term Liabilities                    2,699             2,969

Stockholders' Equity
 Preferred stock, 20,000,000 shares authorized;
  none issued                                           -                 -
 Common stock, 100,000,000 shares authorized,
  18,564,002 shares issued and outstanding              2                 2

 Additional paid in capital                        32,927            32,927
 Accumulated other comprehensive income             1,980             1,764
 Accumulated Deficit                             (21,136)          (21,008)
                                                ---------        -----------
    Total Shareholders' Equity                     13,773            13,685
                                                ---------        -----------

                                                $  27,273        $   27,221
                                                =========        ===========



        The accompanying notes are an integral part of the statements.

                         OXFORD TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                               UNAUDITED


                                 Three-Month Period          Six-Month Period
                                    Ended June 30,             Ended June 30
                                -----------------------  ----------------------
                                    2004         2003       2004         2003
                                ------------ ----------  ----------- ----------
                                 US$'000     US $'000     US$'000    US$'000

Sales                           $   7,101     $  4,171     $ 14,830   $  7,080
Cost of Sales                       6,697        4,177       13,462      7,968
                                ---------   ----------    ----------  --------
Gross Income (Loss)                   404          (6)        1,368      (888)

Operating Expenses
 Restructuring cost                   107            -          273         -
 Selling, general and administrative  800          635        1,728       830
                                ---------   -----------   ----------  --------

   Operating Loss                   (503)        (641)        (633)   (1,718)

Other Income and Expenses
 Rental income                       150           138          268       235
 Economic development grant          168           151          339       300
 Interest expense                   (51)          (16)         (93)      (32)
                                ---------   -----------   ---------- ---------

Net Loss                        $  (236)     $   (368)     $  (119)  $ (1,215)
                                =========   ===========   ========== =========

Basic loss per common share     $ (0.01)     $  (0.02)     $ (0.01)  $  (0.07)
                                =========   ===========   ========== =========

Weighted average common shares  18,564,002  18,564,002   18,564,002 17,403,781
                                ==========  ===========  =========== =========



              The accompanying notes are an integral part of the statements



                         OXFORD TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               UNAUDITED


                                               Six-Month Period
                                                 Ended June 30,
                                      ------------------------------------
                                              2004              2003
                                      ----------------- ------------------
                                            US $'000         US $'000

Cash Flows From Operating Activities:
 Net Loss                                $     (119)      $   (1,215)
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization                 532              630
   Amortization of grant received              (339)            (296)

 Changes in operating assets and liabilities:
   Accounts receivable                         (792)            (424)
   Inventory                                       5            (899)
   Other assets                                  186            (268)
   Accounts payable                               41            1,498
   Taxes payable                                   9            (177)
   Accrued expenses                            (370)              224
   Deferred income                                 -            (160)
   Other payables                                  -              157
                                           ----------      -----------
  Cash used in operating activities            (847)            (930)

Cash Flows From Investing Activities:
 Purchase of property and equipment             (36)            (109)
                                           ----------      -----------
  Cash used in investing activities             (36)            (109)

Cash Flows From Financing Activities:
 Proceeds from notes payable                     688            1,056
                                           ----------      -----------
  Cash provided by financing activities          688            1.056

Effect of exchange rate changes on cash and
   cash equivalents                            (106)             (44)
                                           ----------      -----------

Increase in cash and cash equivalents          (301)              27

Cash and Cash Equivalents, Beginning       $     301        $     47
                                           ==========      ==========
Cash and Cash Equivalents, Ending          $       0        $     20
                                           ==========      ==========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                    $      93        $     32
                                           ==========      ==========



      The accompanying notes are an integral part of the statements.

                       OXFORD TECHNOLOGIES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2004

NATURE OF OPERATIONS

Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom) provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom that were owned by Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. The Company, as the legal acquirer, was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom.

At the time Great Admirer acquired Axiom in April 2002, Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore, no adjustments were made for any costs incurred by Great Admirer to be "pushed down" in the accounts of Axiom.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six-month periods ended June 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the fiscal period ended December 31, 2003.

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at June 30, 2004 and December 31, 2003.

Advertising Costs - The Company expenses advertising costs when incurred.

Comprehensive Income - The Company's comprehensive income for the six-month periods ended June 30, 2004 and 2003 includes foreign exchange translation gains.

Critical Accounting Policies - The Company considers the valuation of inventory and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No.46, "Consolidation of Variable Interest Entities." FIN No.46 addresses the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interests. The adoption of FIN No.46 on July 1, 2003 did not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Company will adopt SFAS No.150 on July 1, 2003 and does not expect these Statements to materially impact the Company's financial statements.

2. DEFERRED INCOME

In July 2002, the Company received a grant aid of $3,863,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of consumer electronic products. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month, the Company records revenue based on a predetermined formula.

3. RECONCILIATION TO U.S. GAAP

The financial statements of the Company's United Kingdom (UK) subsidiary have been prepared in accordance with UK GAAP, which differs in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to the balance sheets are set forth in the tables below:


				                       Notes   6/30/04    12/31/03
                                                       US$'000     US$'000
---------------------------------------------------------------------------
Property & Equipment, net under UK GAAP                 10,198      10,431

US GAAP Adjustments:
UK GAAP fair market value adjustments reversed   (a)     4,423       4,423
Increase in building depreciation                (b)     (674)       (579)
Foreign currency translation adjustment          (c)     1,234       1,154
---------------------------------------------------------------------------
Property & equipment, net under US GAAP                $15,181     $15,429

  (a) UK GAAP Adjustments: Under UK GAAP, the valuation of building and building improvements was restated based upon fair market value accounting as of the balance sheet date while US GAAP requires the adoption of the historical cost. As of December 31, 2003, the reversal of these adjustments amounted to $4,423,000.

  (b) Increase in building depreciation: The depreciation expense for building and building improvement was recalculated and recorded based on the historical cost under US GAAP.

  (c) Foreign currency translation adjustment: The foreign currency translation adjustment results from application of different exchanges rates. Income, costs and expenses are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

4. RESTATEMENT

Certain financial data reported for the six-month period and the three-month quarter ended June 30, 2003 have been restated for comparative purpose.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion in this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Such statements are based upon assumptions by management of the Company, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. These forward- looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. We assume no obligation to update any such forward-looking statements.

Overview

We conduct our business through our wholly-owned subsidiary, Axiom Manufacturing Services Ltd. in the United Kingdom ("Axiom"). From September 1980 to December 2000, Axiom manufactured consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. Ltd. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland. Due to a gradually decreasing profit margin, in December 2000, Axiom started to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated. At that time, Axiom's business completely shifted to a contract electronic manufacturing service provider.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

Revenues

Revenues for the three-month period ended June 30, 2004 were $7.10 million representing an increase $2.93 million, or 70.2% as compared to $4.17 million for the same period of 2003. The increase in revenue was largely a result of the increase of sales generating from existing customers.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended
June 30, 2004, our cost of sales was $6.70 million as compared to $4.17 million for the three months ended June 30, 2003. This increase (60%) was largely in line with the increase in sales. The cost of sales as a percentage of sales decreased to 94.3% for the three months ended June 30, 2004 as compared to 100% for the three months ended June 30, 2003.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $272,000, or 42.8%, to $907,000 for the three months ended June 30, 2004 as compared to $635,000 in the same period of the prior year. The increase in operating expenses is mainly attributable to the increase of bank discounting charges, rates and marketing expenses. The operating expenses for the quarter ended June 30, 2004 included $107,000 of restructuring cost.
We did not incur any restructuring cost during the same period of the last year.

Rental Income and Economic Development Grant

For the quarter ended June 30, 2004, our rental income and economic development grant was $318,000 as compared to $289,000 for the same period of last year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two third party companies. In March of 2004, we leased an additional 10,000 square feet of our unused office space to one of our existing leasees. For the six months ended June 30, 2004, we had rental income of $150,000 as compared to $138,000 for the same period of last year.

Interest Expenses

Interest expenses for the three months ended June 30, 2004 was $51,000 as compared to $16,000 for the same period of the previous year. The increase of $35,000 was largely attributable to having higher average debt balance for the three months ended June 30, 2004 as compared to the same period of the previous year.

Net Loss

As a result of the factors discussed above, for the three-month period ended June 30, 2004, we had net loss of $236,000 as compared to a net loss of $368,000 for the three-month period ended June 30, 2003. This resulted in basic loss per share of $0.01 on weighted average common shares outstanding f 18,564,002 for the three-month period ended June 30, 2004 as compared to basic loss per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the same period of the previous year.

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

Revenues

Revenues for the six-month period ended June 30, 2004 were $14.8 million representing an increase $7.75 million, or 109%, as compared to $7.1 million for the same period of 2003. The increase in revenue was largely a result of our expanding customer base and generating additional revenues from existing customers.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the six months ended
June 30, 2004, our cost of sales was $13.5 million as compared to $7.97 million for the six months ended June 30, 2003. . The cost of sales as a percentage of sales decreased to 90.7% for the six months ended June 30, 2004 as compared to 113% for the six months ended June 30, 2003. We attribute the decrease to our improved efficiency in production scheduling and reduction of direct wages resulted from the restructuring activities during the period.

Operating Expenses

Operating expenses increased by $1.17 million, or 141%, to $2.0 million for the six months ended June 30, 2004 as compared to $830,000 in the same period of the prior year. The increase in the operating expenses is attributable to the increase of financing cost, repairs and maintenance to building and plant and machinery, rates, marketing expenses and the restructuring cost of $273,000 incurred during the period. We did not incur any restructuring cost during the same period of the last year.

Rental Income and Economic Development Grant

For the six-month period ended June 30, 2004, our rental income and economic development grant were $607,000 as compared to $535,000 for the same period of the last year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two third party companies. In March of 2004, we leased an additional 10,000 square feet of our unused office space to one of our existing leasees. For the six-month period ended June 30, 2004, we had rental income of $268,000 as compared to $235,000 for the same period of last year.

Interest Expenses

Interest expenses for the six months ended June 30, 2004 was $93,000 as compared to $32,000 for the same period of the previous year. The increase of $61,000, or 191%, was largely attributable to having higher average debt balance for the six months ended June 30, 2004 as compared to the same period of the previous year.

Net Loss

As a result of the factors discussed above, for the six-month period ended June 30, 2004, we had net loss of $119,000 as compared to a net loss of $1.21 million for the six-month period ended June 30, 2003. This resulted in basic loss per share of $0.01 on weighted average common shares outstanding of 18,564,002 for the six-month period ended June 30, 2004 as compared to basic loss per share of $0.07 on weighted average common shares outstanding of 17,403,781 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facilities. As of June 30, 2004, we had no cash and cash equivalents.

For the six months ended June 30, 2004, our operations used cash of $847,000 as compared to $934,000 of cash used for the same period of the prior year.

During the six-month period ended June 30, 2004, we used cash of $36,000 in our investing activities for purchase of property and equipment as compared to $109,000 of cash used in the same period of the prior year.

Our financing activities, proceeds from notes payable for the six-month period ended June 30, 2004 provided us cash of $688,000, as compared to $1.06 million for the same period of the previous year.

For the six months ended June 30, 2004, we used invoice discounting, financing lease arrangement and bank loans to meet our short-term liquidity needs. Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $2,576,000 subject to the level of qualifying sales invoiced and a bank overdraft of $184,000. Interest rates are calculated with reference to bank base rates. At June 30, 2004 the interest rate on borrowings was 2.00% above the base rate and the interest rate on credit balances was 1.5%.

The following summarizes our debt and other contractual obligations at June 30, 2004:

      Description           Amount                 Term
----------------------- --------------  --------------------------------
Invoice discounting      $ 2,537,000   Ongoing until facility terminated
Bank loan                $   185,229   5 year term commencing June 2002
Finance lease agreements $   252,585   10 year term commencing August 2002
--------------------------------------------------------------------------
      Total              $ 2,974,814

As of the date of this Report, we are in compliance with all covenants under our existing credit facilities. In the event that adequate funding is not available from existing credit facilities, we would work with existing lenders to identify additional sources of financing. We have no current plans to make significant capital expenditures. At present we do not have any arrangements for financing except that mentioned above. While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from operations plus borrowings under our invoice discounting facility will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

There are no off-balance sheet arrangements.


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



PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                       Description
----------  ------------------------------------------------------------
  31.1      Section 302 Certification of the Company's CEO and CFO
  32.1      Section 906 Certification of the Company's CEO and CFO

(b)  Reports on Form 8-K:  None




                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies, Inc.

By: /s/ Jacinta Sit
------------------------------
Jacinta Sit, President and CFO
(Principal Executive Officer and
Principal Financial Officer)


Date: August 26, 2004