Form 10QSB
period 2004-09-30
OXFORD TECHNOLOGIES INC
filed 2004-11-15
CIK 1169567

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                             FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

  [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

              For the transition period from ___________ to ____________

               Commission file number:               000-49854
                                        ________________________________

                        OXFORD TECHNOLOGIES CORP.
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Delaware                            04-3615974
-----------------------------------  -----------------------------------
State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

               80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (212) 809-1200
------------------------------------------------------------------------
                        (Issuer's telephone number)

                                   N/A
-------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of November 15, 2004.

Transitional Small Business Disclosure Format (check one):     Yes  [ ] No [X]




                                OXFORD TECHNOLOGIES, INC.

                                  Table of Contents

Part I. Financial Information

Item1.  Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 2004
    (unaudited) and Dec. 31, 2003 (audited).............................     3

   Condensed Consolidated Statements of Operations (unaudited) for
     the Three and Nine Months Ended September 30, 2004 and 2003........     5

   Condensed Consolidated Statements of Cash Flows (unaudited) for
     the Nine Months Ended September 30, 2004 and 2003..................     6

   Notes to Consolidated Financial Statements...........................     7

Item 2. Management's Discussion and Analysis or Plan of Operation.......    10

Item 3. Controls and Procedures.........................................    13

Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K.................................   13

Signature






                              PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                                  OXFORD TECHNOLOGIES, INC.

                                 CONSOLIDATED BALANCE SHEETS



                                         ASSETS


                                                             Sept 30,        Dec. 31,
                                                               2004            2003
                                                             Unaudited        Audited
                                                           -----------     -----------
                                                             US$'000         US $'000
Current assets:
 Cash and cash equivalents                                  $        -     $      301
 Accounts receivable, net of allowance for doubtful
  accounts of $30,000 and $ 3,000 as of Sept. 2004
  and Dec. 31, 2003, respectively                                6,075          5,853
Inventory                                                        4,868          5,276
Other current assets                                               276            362
                                                            ----------     ----------
   Total Current Assets                                         11,219         11,792

Property and equipment, net of accumulated depreciation
  of $26,725 and $25,575 as of Sept. 30, 2004 and
  Dec. 31, 2003, respectively                                   14,906         15,429
                                                           -----------     ----------
                                                           $    26,125     $   27,221
                                                           ===========     ==========


                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                           $   5,827      $   6,354
 Notes payable, current portion                                 2,417          1,941
 Taxes payable                                                    424            739
 Accrued expenses and other payable                               309            750
 Deferred income, current portion                                 674            783
                                                            ----------    ----------
    Total Current Liabilities                                   9,651         10,567



Long-term Liabilities:
 Deferred income, non-current portion                          2,154           2,623
 Notes payable, non-current portion                              446             346
                                                            ---------      ----------
     Total Long-term Liabilities                               2,600           2,969

Stockholders' Equity
 Preferred stock, 20,000,000 shares authorized; none issued        -               -
 Common stock, 100,000,000 shares authorized,
  18,564,002 shares issued and outstanding                         2               2
 Additional paid in capital                                   32,926          32,927
 Accumulated other comprehensive income                        1,962           1,764
 Accumulated Deficit                                        (21,016)        (21,008)
                                                          ----------     -----------
     Total Shareholders' Equity                               13,874          13,685
                                                          ----------     -----------
                                                          $   26,125     $    27,221
                                                          ==========     ===========


               The accompanying notes are an integral paret of the statements





                             OXFORD TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                                               Three-Month Period      Nine-Month Period
                                               Ended September 30,     Ended September 30,
                                               -------------------    -------------------
                                                 2004       2003        2004      2003
                                               ---------- --------    --------- ---------
                                                US $'000  US $'000     US$'000   US$'000


Sales                                          $   6,376  $  6,070     $ 21,205  $ 13,150
Cost of Sales                                      5,833     5,984       19,294    13,952
                                                --------- --------    ---------  --------
Gross Income (Loss)                                  543        86        1,911     (802)

Operating Expenses
 Restructuring cost                                    -         -          273         -
 Selling, general and administrative                 694       472        2,433     1,292
                                                --------- --------    ---------  --------

   Operating Loss                                  (151)     (386)        (795)   (2,094)

Other Income and Expenses
 Rental income                                       158       153          426       388
 Economic development grant                          169       150          508       449
 Interest expense                                   (47)      (45)        (140)      (76)
                                                --------- ---------    --------- --------

Net Income (Loss)                               $    129  $  (128)     $    (1)  $(1,333)
                                                ========= =========   =========  =========

Basic income/(loss) per common share            $   0.01  $ (0.01)     $      -  $ (0.07)
                                                ========= ========    =========  =========

Weighted average common shares                18,564,002 18,564,002  18,564,002 17,794,771
                                              ========== ==========  ========== ==========



                    The accompanying notes are an integral part of the statements





                          OXFORD TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                                         Nine-Month Period
                                                         Ended September 30,
                                                     -----------------------------
                                                         2004             2003
                                                     --------------  -------------
                                                        US $'000         US $'000

Cash Flows From Operating Activities:
 Net Loss                                            $       (1)       $   (1,333)
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                              798              917
  Amortization of grant received                           (508)             (446)

  Changes in operating assets and liabilities:
   Accounts receivable                                      (222)          (1,193)
   Inventory                                                  408          (1,519)
   Other assets                                                86             (21)
   Accounts payable                                         (527)              464
   Taxes payable                                            (315)              106
   Accrued expenses and other payable                       (441)            2,114
   Deferred income                                           (70)            (252)
                                                       ----------       ----------
     Cash used in operating activities                      (792)          (1,163)

Cash Flows from Investing Activities:
 Purchase of property and equipment                          (58)            (236)
                                                       ----------       ----------
     Cash used in investing activities                       (58)            (236)

Cash Flows from Financing Activities:
 Proceeds from notes payable                                  576            1,360
                                                       ----------       ----------
      Cash provided by financing activities                   576            1,360

Effect of exchange rate changes on cash and
 cash equivalents                                            (27)               (8)
                                                       ----------       -----------

Decrease in cash and cash equivalents                       (301)              (47)

Cash and Cash Equivalents, Beginning                    $     301       $        47
                                                       ==========       ===========
Cash and Cash Equivalents, Ending                       $       0       $         0
                                                       ==========       ===========


Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                $     140       $        76
                                                       ==========       ===========



               The accompanying notes are an integral part of the statements.






                             OXFORD TECHNOLOGIES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2004


Nature of Operations

Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfilment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom that were owned by Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. The Company, as the legal acquirer, was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary, and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine-month periods ended September 30, 2004 and 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance.

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at September 30, 2004 and December 31, 2003.

Advertising Costs - The Company expenses advertising costs when incurred.

Comprehensive Income - The Company's comprehensive income for the nine-month periods ended September 30, 2004 and 2003 includes foreign exchange translation gains.

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

3. RECONCILIATION TO U.S. GAAP

The financial statements of the Company's United Kingdom (UK) subsidiary have been prepared in accordance with UK GAAP, which differs in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to the balance sheets are set forth in the tables below:

                                              Notes     9/30/04     12/31/03
                                                        US$'000      US$'000
-----------------------------------------------------------------------------
Property & Equipment, net under UK GAAP                   9,973      10,431

US GAAP Adjustments:
UK GAAP fair market value adjustments reversed   (a)      4,423       4,423
Increase in building depreciation                (b)      (721)       (579)
Foreign currency translation adjustment          (d)      1,231       1,154
-----------------------------------------------------------------------------
Property & equipment, net under US GAAP                 $14,906     $15,429


(a) UK GAAP Adjustments: Under UK GAAP, the valuation of building and building improvements was restated based upon fair value accounting as of the balance sheet date while US GAAP requires the adoption of the historical cost method. As of December 31, 2003, the reversal of these adjustments amounted to $4,423,000.

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

4. RESTATEMENT

Certain financial data reported for the nine-month period and the three-month quarter ended September 30, 2003 have been restated for comparative purpose.



Item 2.  Management's Discussion and Analysis or Plan of Operation

This report contains forward-looking statements, which are identified by words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

We conduct our business through our wholly-owned subsidiary, Axiom Manufacturing Services Ltd. in the United Kingdom ("Axiom"). From September 1980 to December 2000, Axiom manufactured consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. Ltd. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000, due to a gradually decreasing profit margin, Axiom started to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated. At that time, Axiom's business completely shifted to as a contract electronic manufacturing service provider.

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

RESULTS OF OPERATIONS

Three-month Period Ended September 30, 2004 Compared to the three-month Period Ended September 30, 2003

Revenues

Revenues for the three-month period ended September 30, 2004 were $6.38 million representing an increase of $306,000, or 5% as compared to $6.07 million for the same period of 2003. New business added during the period is relatively small with growth primarily coming from existing customers.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended September 30, 2004, our cost of sales was $5.83 million as compared to $5.98 million for the three months ended September 30, 2003. The gross margin for the three months ended September 30, 2004 was 8.5%, which increased significantly as compared to 1.4% for the same period of the previous year. The improvement in gross margin was due to the favourable material purchase variances achieved during the period.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $222,000, or 47%, to $694,000 for the three months ended September 30, 2004 as compared to $472,000 in the same period of the prior year. The increase in operating expenses is primarily a result of additional spending on promotional materials and market research together with the increase in various repairs and maintenance expenses.

Rental Income and Economic Development Grant

For the quarter ended September 30, 2004, our rental income and economic development grant was $327,000 as compared to $303,000 for the same period of last year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two third party companies. In March 2004, we leased an additional 10,000 square feet of our unused office space to one of the existing lessees. For the three months ended September 30, 2004, our rental income was $158,000 as compared to $153,000 for the same period of last year.

Interest Expenses

Interest expenses were up slightly to $47,000 for the three months ended September 30, 2004 as compared to $45,000 for the same period of the previous year.

Net Income (Loss)

As a result of the factors discussed above, for the three-month period ended September 30, 2004, we had net income of $129,000 as compared to a net loss of $128,000 for the three-month period ended September 30, 2003. This resulted in net income per share of $0.01 for the three-month period ended September 30, 2004 as compared to net loss per share of $0.01 for the same period of the previous year.


Nine-Month Period Ended September 30, 2004 Compared to the Nine-Month Period Ended September 30, 2003

Revenues

Revenues for the nine-month period ended September 30, 2004 were $21.2 million representing an increase $8.06 million, or 61.3%, as compared to $13.15 million for the same period of 2003. The increase in revenue was largely a result of our expanding customer base and additional revenues generating from existing customers.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the nine months ended September 30, 2004, our cost of sales was $19.29 million as compared to $13.95 million for the nine months ended September 30, 2003. The gross margin for the nine months ended September 30, 2004 was 9%, which increased significantly as compared to -0.06% for the same period of the previous year. We attribute the increase to our improved efficiency in production planning, reduction of direct wages and favourable price variance achieved during the period.

Operating Expenses

Operating expenses increased by $1.14 million, or 88.3%, to $2.43 million for the nine months ended September 30, 2004 as compared to $1.29 million in the same period of the prior year. The increase is largely attributable to the increase in financing costs, repairs and maintenance, rates and marketing expenses. In addition, there was a restructuring cost of $273,000 incurred in the beginning of the period. We did not incur any restructuring cost during the same period of the last year.

Rental Income and Economic Development Grant

For the nine-month period ended September 30, 2004, our rental income and economic development grant were $934,000 as compared to $837,000 for the same period of the last year. Since July 1, 2002, we have leased a total of 42,000 square feet of our unused office spaces to two third party companies. In March 2004, we leased an additional 10,000 square feet of our unused office space to one of the existing leasees. For the nine-month period ended September 30, 2004, we had rental income of $426,000 as compared to $388,000 for the same period of last year.

Interest Expenses

Interest expenses for the nine months ended September 30, 2004 was $140,000 as compared to $76,000 for the same period of the previous year. The increase of $64,000, or 84%, was largely attributable to having higher average debt balance for the nine months ended September 30, 2004 as compared to the same period of the previous year.

Net Loss

As a result of the factors discussed above, for the nine-month period ended September 30, 2004, we had net loss of $1,000 as compared to a net loss of $1.33 million for the same period of the previous year. This resulted in net loss per share of $Nil on weighted average common shares outstanding of 18,564,002 for the nine-month period ended September 30, 2004 as compared to net loss per share of $0.07 on weighted average common shares outstanding of 17,794,771 for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facilities. As of September 30, 2004, we had no cash and cash equivalents.

For the nine months ended September 30, 2004, our operations used cash of $791,000 as compared to $1.16 million of cash used for the same period of the prior year.

During the nine-month period ended September 30, 2004, we used cash of $58,000 in our investing activities for purchase of property and equipment as compared to $236,000 of cash used in the same period of the prior year.

Our financing activities for the nine-month period ended September 30, 2004 provided us cash of $576,000 as compared to $1.36 million for the same period of the previous year. All cash provided in our financing activities were proceeds from notes payable.

For the nine months ended September 30, 2004, we used invoice discounting, financing lease arrangement and bank loans to meet our short-term liquidity needs. Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $3,075,300 subject to the level of qualifying sales invoiced and a bank overdraft of $180,900. Interest rates are calculated with reference to bank base rates. At September 30, 2004 the interest rate on borrowings was 2.00% above the base rate and the interest rate on credit balances was 1.5%.

The following summarizes our debt and other contractual obligations at September 30, 2004:

      Description             Amount                        Term
----------------------------------------------------------------------------
Invoice discounting       $  2,393,307   Ongoing until facility terminated
Bank loan                 $    162,810   5 year term commencing June 2002
Finance lease agreements  $    213,462   10 year term commencing August 2002
-----------------------------------------------------------------------------
      Total               $  2,769,579

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

We have no off-balance sheet arrangements.


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


Oxford Technologies, Inc.


By: //Jacinta Sit
---------------------------------------
Jacinta Sit, CEO and CFO
(Principal Executive Officer and
Principal Financial Officer)


Date: November 15, 2004