Form 10KSB/A
period 2002-12-31
OXFORD TECHNOLOGIES INC
filed 2005-01-10
CIK 1169567

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

                          Commission File No. 000-49854

                             OXFORD TECHNOLOGIES INC.
--------------------------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

              Delaware                             04-3615974
------------------------------------  ------------------------------------
 (State or other jurisdiction        (I.R.S. Employer Identification No.)
 of incorporation or organization)

          80 Wall Street, Suite 818, New York                  10005
-------------------------------------------------------  -----------------
       Address of principal executive office                 Zip Code

        Issuer's telephone number:             (212) 809-1200
--------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.0001 Par Value
--------------------------------------------------------------------------
                               (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $13.10 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity: As of January 6, 2005: 18,564,002 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No [X]




                                      TABLE OF CONTENTS



                                        PART I

Item 1.  Description of Business....................................          3
Item 2.  Description of Property....................................         10
Item 3.  Legal Proceedings..........................................         10
Item 4.  Submission of Matters to a Vote of Security Holders........         10

                                        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters....        10
Item 6.  Management's Discussion and Analysis or Plan of Operation...        12
Item 7.  Financial Statements........................................        20
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................        21
Item 8A. Controls and Procedures.....................................        22

                                        PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act         22
Item 10. Executive Compensation......................................        24
Item 11. Security Ownership of Certain Beneficial Owners and Management      25
Item 12. Certain Relationships and Related Transactions..............        26
Item 13. Exhibits and Reports on Form 8-K............................        26
Item 14. Principal Accountant Fees and Services......................        27

Signatures

Item 1.  DESCRIPTION OF BUSINESS

Oxford Technologies Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware on March 8, 2002 as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. It had been a developmental stage company since its inception. As of December 31, 2002 and for the period from March 8, 2002 (inception) to December 31, 2002, the Company had no operating history, no cash assets or other assets, and had no revenues from operations.

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

On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which Oxford issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes Oxford's wholly owned subsidiary, and the shareholders of Axiom became the controlling shareholders of Oxford. This transaction was accounted for as a reverse acquisition.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd., as a wholly owned subsidiary of Aiwa Co., Ltd. of Japan, to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed in June 1997 to Aiwa Wales Manufacturing Limited ("AWM"), which was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the Acquisition of AWM by Great Admirer. Whatever organizational and acquisition costs incurred by Aiwa/Axiom were recorded on the books of Axiom.

Axiom was acquired by Great Admirer on April 10, 2002. Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom, and therefore there was no need for adjustment for any costs incurred by Great Admirer to be "pushed down" in the accounts of Axiom. Additionally, prior to the sale of Aiwa (UK) Ltd., now Axiom, Sony/Aiwa forgave US $11,864,000 of inter-company debt which Axiom recorded as paid-in capital under US GAAP and Sony/Aiwa did not incur any other costs that were required to be "pushed down" to Axiom for the completion of this transaction.

Prior to the acquisition by Great Admirer in April 2002, Axiom had been a wholly-owned subsidiary of Aiwa Europe Ltd., which was itself a wholly-owned subsidiary of Aiwa Co., Ltd, which was effectively acquired by Sony Corporation on October 1, 2002. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

Axiom, as a subsidiary of Aiwa Europe Ltd. was a redundant manufacturing facility in Europe and Sony/Aiwa Company arranged for its sale to Great Admirer. Sony/Aiwa, rather than abandon the facility, considered the need of the local economy and thus arranged for the transfer of ownership.

This merger transaction was accounted for as a reverse acquisition, whereby, under accounting principles generally accepted in the United States of America, after completion of the merger, Oxford will file prior historical financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002). The continuing operations of the Registrant will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom, commencing on January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under APB 16.

Axiom (formerly Aiwa Wales Manufacturing Limited) was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products on behalf of Aiwa Japan, for distribution in the Europe. In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services (EMS) to third parties. In July 2001, Aiwa brand products were terminated and Axiom became entirely an EMS provider in the markets of telecommunication equipment, computer and related products, video, audio, and entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

Axiom's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, the United Kingdom. Axiom owns the above-mentioned facilities, which occupies approximately 26.80 acres. Axiom has a website, whose address is www.axiom-ms.com.

Following the Acquisition, the officer and director of the Company resigned, and new officers and directors were elected. See Item 9. "Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act."

Description of Axiom's Business

Axiom provides electronics manufacturing services, in the business-to-business or business-to-industry sectors, and to original equipment manufacturers
(OEMs) in the following market sectors:

   o   video/audio/entertainment products
   o   medical devices
   o   industrial control equipment
   o   domestic appliances

   o   computers and related products for business enterprises; and
   o   testing and instrumentation products

Axiom offers OEMs with comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. OEMs contract with Axiom to build their products or to obtain services related to product development, manufacturing and post-production requirements. Axiom has developed relationships with OEMs in a diversified range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently managing costs and asset base, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of ownership than what is typically provided by their internal operations.

In many cases, Axiom builds products that carry the brand names of its customers, and substantially all of Axiom's manufacturing services are provided on a turnkey basis, whereby Axiom purchases customer-specified components from suppliers, assemble the components onto printed circuit boards, perform post-production testing, and provide customers with production process and testing documentation. Axiom offers its customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Additionally, Axiom completes the assembly of customers' final products at its facilities by integrating printed circuit board assemblies into the customers' finished products. Axiom also provides manufacturing services on a consignment basis, whereby Axiom utilizes components supplied by the customer to provide assembly and post-production testing services.

Axiom serves several segments of the electronics products and technology markets. Much of its customers are located in the United Kingdom, and much of its business is related to the following products: networking equipment such as modems and data capture; telecommunications equipment; consumer products such as high-end audio and domestic appliances; electronic sub-systems for the medical, testing and security industries; and other electronics equipment and products.

Axiom's Services

Axiom believes that OEMs are increasingly demanding an integrated outsourcing solution from electronic manufacturing service companies and seeking collaborative relationships. Axiom provides its customers with a total solution that includes a full range of services that allow it to take Axiom's customers' products from initial design through production, testing, distribution and after-market support. The services Axiom offers OEMs include:

Engineering and Design. Axiom offers engineering, design, prototype and related services that help its customers design their products for optimal manufacturing and testing. Axiom's electrical, mechanical and packaging engineers provide the customers with circuit design, printed circuit board layout, mechanical design and test fixture design services. Axiom also provides design for procurement, design for manufacture and design for testing services. Axiom's design for procurement service identifies areas in which the overall cost of Axiom's customers' products can be reduced through a decrease in material costs and effective inventory management. Axiom's designs for manufacturer's service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. Axiom's designs for testing service focuses on achieving the highest level of fault detection and isolation before products are shipped.

Materials Procurement and Management: Materials procurement and management consist of planning, purchasing, expediting and warehousing of components and materials. Axiom's inventory management and volume procurement capabilities contribute to cost reductions and reduce total cycle time.

Product Assembly and System Integration: Axiom offers assembly and manufacturing services that include assembly of subsystems of electronics products, which include multiple components, and the final assembly and integration of complete products that incorporate printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. Axiom builds a wide range of final products and Axiom believes it is well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, Axiom's build-to-order and configure-to-order capabilities complement its expertise in final product assembly by allowing it to postpone the final configuration of its customers' products until actual end-user specifications are received, thus reducing finished inventory levels for Axiom and its customers.

Testing: Axiom offers computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to its ability to deliver high-quality products, on a consistent basis. Axiom works with its customers to develop product-specific testing strategies. Axiom's testing capabilities include manufacturing defect analysis, in-circuit tests to test the circuitry of the board and functional tests. Axiom either custom designs testing equipment and software itself or use testing equipment and software provided by its customers. Axiom also provides environmental stress tests of assemblies of boards or systems.

Logistics and Distribution: Axiom offers services related to the configuration and shipment of the customers' products. Axiom performs final product packaging and distribution services for completed products, as well as direct order fulfillment. Axiom increasingly delivers final products directly into its customers' distribution channels and to its customers' end-users. Axiom believes that these services complement its comprehensive manufacturing solution, enabling its customers to be more responsive to changing market demands and to get their products to market more quickly with less total cost.

After-Market Services: Axiom provides a wide range of after-market services, including repair, refurbishment, remanufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each of its customers.

Business Strategy

Axiom's goal is to be an electronics manufacturing services outsourcing provider to leading original equipment manufacturers in the high growth segments of the electronics industry. To meet this goal, Axiom has implemented the following strategies:

Maintain and Develop Close, Long-Term Relationships With Customers. Axiom's core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of its customers' manufacturing operations. To this end, Axiom works closely with its customers throughout the design, manufacturing and distribution process, and offers flexible and responsive services, responding to frequently changing customer design specifications and production requirements.

Focus on High-End Products in High Growth Sectors. We produce products for a wide range of original equipment manufacturers in different industries, such as consumer electronics, Internet-focused businesses and telecommu-nications equipment. The product scope ranges from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. Similarly, original equipment manufacturers' customers range from consumer-oriented companies that compete primarily on price and redesign their products every year, to manufacturers of high-end telecommunications equipment and computer and related products for business enterprises that compete on technology and quality. Axiom intends to offer state-of-the-art products as much as possible for industry leaders who require specialized engineering design and production services as well as offering high volume manufacturing capabilities to its customers. Axiom will continue its strategy of adding good quality long-term customers to the portfolio to provide it with growth and stability.

Deliver Complete High and Low Volume Manufacturing Solutions. Axiom believes original equipment manufacturers are increasingly requiring electronics manufacturing service providers to deliver a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on its integrated engineering and manufacturing capabilities, Axiom intends to offer services from initial product design and testing to final product assembly and distribution to the original equipment manufacturers' customers. These full service capabilities allow Axiom to offer customers the flexibility to move quickly from design and initial introduction to production and distribution.

Enhance Axiom's Integrated Design, Manufacturing and Related Services. Axiom intends to continue to enhance its service offerings to meet the evolving needs of its customers and to control and manage more effectively their supply chain. Original electronics manufacturers are increasingly requiring a wider range of advanced services from electronic manufacturing services companies. Axiom intends to expand its engineering and design capabilities and its new product introduction services through additional investments in these fields. Axiom believes that its ability to support customers in these areas provides it with insight into the customers' future manufacturing requirements, which is critical to further penetrating the electronics manufacturing services market and attracting new customers.

Increase Penetration of Axiom's Existing Customers and Expansion its Customer Base. Axiom believes that the increased penetration of its existing customers and the continued expansion of its customer base are critical to its future success. Axiom intends continually to evaluate the requirements of its existing customers, and seek the opportunity to provide them with additional services from existing facilities, thereby strengthening Axiom's relationships with its customers and increasing the utilization of existing manufacturing facilities. Axiom intends to actively pursue new customers by conducting a focused marketing effort, designed to increase its brand name awareness and the likelihood of winning new business.

Marketing and Customers

Axiom markets its manufacturing services primarily in the United Kingdom. For the year ended December 31, 2002, approximately 95% of Axiom's sales were originated in the United Kingdom. Axiom markets its services through its direct sales force and independent marketing representatives. Axiom's divisional and executive management teams are also an integral part of its sales and marketing teams. The following table shows the percentages of Axiom's sales by industry sector for the last two years:

                                               Year ended December 31,
                                                  2002      2001
                                               --------   ----------
  Computer related products
    for business enterprises                       0.87%       0.09%
  Telecommunications equipment                     0.00%       8.76%
  Video/Audio/Entertainment products              42.21%       8.76%
  Industrial control equipment                    24.40%      27.44%
  Testing & instrumentation products               5.50%      43.36%
  Medical devices                                 27.02%      11.58%
                                               ---------   ---------
                         Total                     100%         100%

Axiom's salespeople have knowledge of local markets, which Axiom believes is critical to identifying new customers and developing new business opportunities. Axiom's direct sales force is complemented by several independent firms who serve as its representatives in areas where Axiom believes the most significant opportunities exist, and in areas where it has no direct salespeople.

Suppliers

Axiom maintains a network of suppliers of components and other materials used in assembling products. For the year ended December 31, 2002, there were no suppliers who accounted for 10% or more of Axiom's purchases. Axiom procures components only when a purchase order has been received from a customer. Although Axiom may experience component shortages and longer lead times of various components from time to time, Axiom has generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers.

Product Research and Development

For the year ended December 31, 2002, there were no product research and development expenses. Axiom has no current plan to conduct any product research and development activities in the next twelve months.

Patents and Trademarks

Axiom does not own any patents or trademarks.

Backlog

Backlog consists of contracts or purchase orders with delivery dates scheduled within the next 12 months. At December 31, 2002, Axiom's backlog was approximately $7.22 million. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Environmental Matters

Axiom's operations are subject to certain national and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of its plant. Axiom is in substantial compliance with all applicable requirements and has achieved ISO 14001 an internationally recognized award. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements.

Axiom periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. Axiom contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to Axiom, and it is not aware of any facts or circumstances that would cause it to incur significant costs or liabilities in the future related to environmental, health and safety law compliance. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed, Axiom may be required to incur substantial additional expenditures.

Employees

As of December 31, 2002, Axiom had 180 full-time employees, including 111 in production and quality control, 18 in engineering, research and development, 30 in procurement and materials management, 1 in information systems, 2 in program management, 6 in sales and marketing and 12 in executive and administrative functions. Given the variability in Axiom's business and the quick response time required by its customers, Axiom may use skilled temporary labor as needed. No temporary employees were employed as of December 31, 2002.

Seven percent of Axiom's employees are represented by the General Municipal Boilermakers Union. Axiom considers its employee relations to be good.

Item 2.   Description of Property

The Company's principal operating offices, engineering and manufacturing facilities are located in Technology Park, Newbridge in South Wales, the United Kingdom. The Company owns the above-mentioned properties, which is approximately 26.8 acres. The gross internal area is approximately 307,000 square feet. The Company believes that its properties are deemed to be suitable and adequate for our present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.

Since July 2002, Axiom has leased a portion of its unused office spaces, approximately 19,768 square feet, to General Dynamics UK Ltd., a defense manufacturing company in the United Kingdom as office spaces.

In November 2003, the Company leased an office space, approximately 1,000 square feet, on 80 Wall Street, Suite 818, New York, NY 10005. The lease expires in October 2006. The monthly rent payment is $2,500.


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

The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks" Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the Company's securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share), the rules would apply to the Company and to the Company's securities.

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

The Company's authorized capital stock consists of 80,000,000 shares of common stock, par value $.0001 per share and 20,000,000 shares of preferred stock, par value $.0001 per share. As of the date of this report, there were 18,564,002 shares of common stock outstanding and held of record by approximately 357 stockholders. No shares of preferred stock have been issued, and the Board has not designated the rights or preferences of any class or series of Preferred Stock.

On March 8, 2002, the Company issued a total of 5,000,000 unregistered shares of common stock at a price of $.0001 per share to Waywood Investment Ltd.
for services rendered. The aforementioned securities were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believed this exemption was available because these issuances were transactions not involving a public offering. There was no general solicitation or advertising used to offer the Company's shares; the sole beneficial investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment.

On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Limited on a one-to-one basis.

The Company has never utilized an underwriter for an offering of its securities.

The Company has not declared any dividends and do not intend to so in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-KSB contains forward-looking statements relating to the Company's financial condition, results of operations and business. Any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those described under this section and the section entitled "Risk Factors." For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

On February 12, 2003, the Company entered into a Share Exchange Agreement with Great Admirer, pursuant to which Oxford issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited, an operating company in the UK ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes Oxford's wholly owned subsidiary, and the shareholders of Axiom became the controlling shareholders of Oxford. This transaction was accounted for as a reverse acquisition.

Axiom Manufacturing Services Limited (formerly Aiwa Wales Manufacturing Limited) was incorporated in South Wales, United Kingdom on September 3, 1980 under the name of Aiwa (UK) Ltd., as a wholly owned subsidiary of Aiwa Co., Ltd. of Japan, to engage in the business of consumer electronics manufacturing.

Prior to April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which was 100%-owned by Aiwa Co. Limited. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa

Co. of Japan, for distribution in the UK, France, Germany, Netherlands, and Poland. In December 2000, due to a gradually decreasing profit margin, AWM began to provide electronic manufacturing services (EMS) to third parties until July 2001 when all Aiwa brand products were terminated, and AWM entirely became an electronic manufacturing services provider.

RESULTS OF OPERATIONS

The electronics manufacturing industry is subject to rapid technological change, product obsolescence and price competition. These and other factors affecting the electronics industry, or any of our major customers, in particular, could materially harm Axiom's results of operations. See "Risk Factors" for additional factors relating to possible fluctuations of its operating results.

Because of the acquisition, Axiom's fiscal year has been changed in 2002 from March 31 to December 31, the same as that of the Company. Therefore, Axiom's results of operations will be discussed in three sections, (i) for the year ended December 31, 2002, (ii) for the year ended March 31, 2002, as compared to 2001, and (iii) for the nine months ended December 31, 2002, as compared to 2001.

For the Year Ended December 31, 2002

Sales. For the year ended December 31, 2002, Axiom's sales were $13.1 million. Prior to December 2000, as the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands, and Poland. In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated, and Axiom entirely became an electronic manufacturing services provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider. The comparison of the results of operations for the year ended December 31, 2002, and 2001 were not applicable.

Cost of Sales. Cost of sales, consisting of cost of goods sold, direct overhead, direct wage and labor, and direct depreciation expenses, for the year ended December 31, 2002, was $15.7 million.

Operating Expenses. Operating expenses, consisting of selling, general and administrative expenses, was $3.0 million for the year ended December 31, 2002.

Rental Income and Economic Development Grant

In July 2002, Axiom received a grant in aid of $3,863,000 from the Nation Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of electronic consumer goods. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge, and has the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, Axiom recorded them as deferred revenues. Each month, Axiom records revenue based on a predetermined formula. For the year ended December 31, 2002, Axiom recoded $279,000 of economic development grant.

Since July 1, 2002, a portion of Axiom's unused office space has been leased to a defense manufacturing company in the United Kingdom as office spaces. For the year ended December 31, 2002, the rental income was $131,000.

Interest Income and Interest Expenses

For the year ended December 31, 2002, Axiom's interest income was $33,000 and interest expenses were $58,000.

Net Loss

As a result of the factors discussed above, for the year ended December 31, 2002, our net loss was $5.17 million, which resulted in basic loss per share of $.40 on weighted average common shares outstanding of 12,804,698 for the year ended December 31, 2002.

For the Year Ended March 31, 2002, as compared to the Year Ended March 31,
2001

Sales. Prior to December 2000, as the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands, and Poland. In
December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated, and Axiom entirely became an electronic manufacturing services provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider. For the year ended March 31, 2002, Axiom's sales were $12.4 million as compared to $29.7 million for the year ended March 31, 2001. The decrease in sales, $17.3 million or 58.2%, reflects Axiom's shift of its primary focus from Aiwa Co. of Japan's sole original equipment manufacturer in Europe to an electronic manufacturing services provider.

Cost of Sales. For the year ended March 31, 2002, Axiom's cost of sales was $19.9 million as compared to $36.6 million for the same period of the previous year. The decrease in cost of sales, approximately $16.7 million, was largely due to the decrease in sales. However, Axiom's cost of sales in fiscal 2002 was approximately 160.4% of its sales, as compared to 123.4% in 2001.

Operating Expenses. For the year ended March 31, 2002, Axiom's operating expenses were $644,000 as compared to $447,000 for the year ended March 31, 2001. The increase in operating expenses was primarily due to the increase in administrative expenses.

Interest Income and Interest Expenses

For the year ended March 31, 2002, Axiom's interest income was $175,000 as compared to $475,000 of the prior year. Interest expenses for the year ended March 31, 2002 was $140,000 as compared to $72.000 for the previous year.

Net Loss. As a result of the factors discussed above, Axiom reported a net loss of $7.83 million for the year ended March 31, 2002 as compared to a loss of $6.99 million for the same prior year period.

For the Nine-Month Period Ended March 31, 2002 and 2001

Sales. For the nine months ended December 31, 2002, Axiom's sales were $10.5 million as compared to $9.75 million for the same period of the previous year. The slight increase in sales, $745,000 or 7.6%, was mostly due to Axiom's effort to develop new clients.

Cost of Sales. For the nine months ended December 31, 2002, Axiom's cost of sales was $12.0 million as compared to $14.9 million for the same period of the previous year. As a percentage to sales, the cost of sales for the nine months ended December 31, 2002 was approximately 114.3% of its sales as compared to 152.4% in 2001.This means that during the nine-month period ended December 31, 2002 Axiom's gross margin was improved, which was largely due to its better utilization and efficiency of labor, and better product scheduling using its manufacturing resources planning system. A new ERP computer system was introduced in November 2002, which will give better control over production scheduling and procurement. Since April 2002, Axiom has been concentrating on winning good quality, long-term customers who will provide growth and stability for Axiom.

Operating Expenses. For the nine months ended December 31, 2002, Axiom's operating expenses were $1.58 million, as compared to $1.10 million for the same period of the previous year. The increase, $488,000 or 44.6%, in operating expenses was primarily due to the increase in selling and general expenses.

Interest Income and Interest Expenses

For the nine months ended December 31, 2002, Axiom's interest income was $15,000 as compared to $159,000 of the same period of the prior year. Interest expenses for the nine months ended December 31, 2002 was $20,000 as compared to $103,000 for the same period of the previous year.

Net Loss. As a result of the factors discussed above, Axiom reported a net loss of $3.09 million for the nine-month period ended December 31, 2002 as compared to a net loss of $5.89 million for the same period of the previous year.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002, Axiom's operations were primarily funded by cash flows from operations, government grant, and to a lesser extent, limited short term financing. In July 2002, we received a grant in aid of $3,863,000 from Nation Assembly for Wales, UK. The fund was made available to safeguard jobs following the decision by Aiwa Europe Ltd. to end the original equipment production. The Nation Assembly for Wales has been given security in the form of a first legal charge of the land and buildings at Technology Park, Newbridge, and has the right to require repayment of part or all of the grant under certain circumstances. The grant in aid was treated as deferred income and recognized a monthly amortization to reduce expenses. At December 31, 2003, we had a cash balance of $47,000.

For the year ended December 31, 2002, our operations used $5.34 million of cash, largely as a result of net loss, increase in accounts receivable, inventory and in accounts payable. For the year ended December 31, 2002, we used $644,000 of cash in our investing activities, primarily for purchase of property and equipment. Our financing activities during the year ended December 31, 2002 provided cash of $6.23 million, of which $3.86 million were economic development grants from Nation Assembly for Wales, UK, $1.76 million was repayment of loan from related parties, and $363,000 and $281,000 were funded by invoice discounting and bank loans, respectively.

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

The following summarizes Axiom's debt and other contractual obligations at December 31, 2002:

         Description           Amount                  Term
------------------------  --------------- -----------------------------------
Invoice discounting       $    61,000      Ongoing until facility terminated
Bank loan                 $   261,000      5 year term commencing June 2002
Finance lease agreements  $   329,000      10 year term commencing August 2002
------------------------------------------------------------------------------
          Total           $   651,000

Axiom was in compliance with all covenants under our existing credit facilities as of December 31, 2002. In the event that adequate funding is not available from existing credit facilities, Axiom would work with existing lenders to identify additional sources of financing. While there can be no assurance that Axiom will have sufficient funds over the next twelve months, it believes that funds generated from operations plus borrowings under Axiom's invoice discounting facility will be adequate to meet its anticipated future operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, Axiom's continuing operating and investing activities may require Axiom to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to Axiom on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

Axiom does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect its reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from the Company's current expectations and assumptions. While there are a number of significant accounting policies affecting the Company's financial statements; the Company believes revenue recognition and accounts receivable and allowance for doubtful accounts are two critical accounting policies that involve the most complex, difficult and subjective estimates and judgments.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition." SAB 104 requires that revenue generally can be recognized when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period in which the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time when the Company and its customer jointly determine that the product has been delivered or no refund will be required.

Accounts Receivables and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, our customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company believes that, as of December 31, 2002, there were no unusual credit risk beyond the normal risk associated with the collection of its accounts receivable.

RISK FACTORS

The Company's business is subject to numerous risk factors. The risks and uncertainties described below are those that we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.

Axiom has experienced losses in the past, and it may never achieve or sustain profitability.

Axiom incurred a net loss of $5.17 million for our fiscal year ended December 31, 2002, and as of such dates Axiom's accumulated deficit were $19.16 million. Axiom anticipates incurring additional losses until its customer base and its revenues are significantly increased. Axiom is not able to estimate when, if ever, its revenues will increase to cover its cost of sales and operating expenses. Axiom cannot assure you that its revenue will grow in the future or that additional capital will be made available to it. If revenues grow slower than Axiom anticipates, or if Axiom's cost of sales and operating expenses exceed its expectations or cannot be reduced accordingly, or if Axiom cannot obtain additional capital, Axiom's business, operating results and financial condition will be materially and adversely affected, which could cause you to loss all or part of your investment in our common stock.

Axiom depends on a few large customers, and the loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

A significant portion of our revenues has been coming from five (5) largest customers. For the year ended December 31, 2002, Axiom's sales to those large customers who accounted for 10% or more each of its net sales aggregated approximately 80% of its net sales. The loss of any of those customers or their inability to pay in a timely fashion could materially reduce Axiom's revenues, liquidity and cash flows.

Axiom may need additional capital to implement its business strategy, which may not be available to it, and if Axiom raises additional capital, it may dilute your ownership in us.

Axiom currently depends on invoice discounting, bank loans and finance lease agreements to meet its short-term cash requirements. In order to grow revenues and reach profitability, Axiom will require additional capital. At present Axiom does not have any arrangements for financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to Axiom. Axiom cannot assure you that it will be able to obtain any additional financing. If Axiom is unable to obtain the financing needed to achieve its business strategy, Axiom's ability to increase revenues will be materially impaired and we may never reach profitability. Additionally, any additional capital raised through the sale of equity or convertible debt securities may dilute your ownership percentage in us.

Axiom has no long-term manufacturing contracts from its customers, and reductions, cancellations or delays in customer orders would adversely affect its operating results.

As is typical in the electronics manufacturing service industry, Axiom does not usually obtain long-term manufacturing orders or commitments from its customers. In addition, customers may cancel their orders, change production quantities or delay production for a number of reasons beyond our control. Significant or numerous cancellations, reductions or delays in orders by Axiom's customers would reduce its revenues. Because many of Axiom's costs are fixed, a reduction in sales could have a disproportionate adverse effect on Axiom's operating results.

Axiom's quarterly operating results, revenues and expenses may fluctuate significantly, which could have an adverse effect on the market price of our common stock.

Axiom's operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

   	o  the timing, size and execution of orders and shipments,

  	o  lengthy and unpredictable sales cycles,

   	o  changes in our operating expenses,

   	o  changes in exchange rates, and

   	o  fluctuations in general economic conditions.

Axiom believes that period-to-period comparisons of its results of operations are not a good indication of future performance. It is possible that Axiom's operating results will be below your expectations.

Axiom potentially bears the risk of price increases associated with shortages in the availability of electronics components.

At various times, there have been shortages of components in the electronics industry, leading to increased component prices. After receiving manufacturing orders, Axiom purchases electronics components used in the manufacturing of its customers' products. As a result, Axiom potentially bears the risk of price increases for these components if Axiom is unable to purchase components at the pricing level anticipated to support the margins assumed in Axiom's agreements with its customers.

Axiom operates in a competitive business environment and if Axiom cannot compete effectively, it may never become profitable.

The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. Axiom competes in the United Kingdom with large and small companies, such as AB Electronics Assemblies, ACW Technologies Ltd., and CTS Corporation, to provide electronics manufacturing services to original electronics manufacturers. Some of Axiom's competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, engineering, technical, marketing and other resources than Axiom does. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products or services than Axiom can. If Axiom cannot compete effectively, Axiom may never become profitable.

If Axiom fails to keep pace with rapid technological changes in the industry, Axiom could lose existing customers and be unable to attract new business.

Electronics manufacturing service market in which we operate is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. Axiom expects new products and services to continue to be developed and introduced by others, which will compete with, and reduce the demand for, Axiom's products and services. Axiom's future success will depend, in part, on its ability to enhance the performance features and reliability of its current products and introduce new products and services that keep pace with technological developments and emerging industry standards and to address the increasingly sophisticated needs of its customers. If Axiom fails to keep pace with rapid technological changes in the industry, Axiom could lose existing customers and be unable to attract new business.

Axiom's success depends on the continuing trend of original electronics manufacturers to outsource. Uncertainties and adverse trends affecting the electronics industry or any of Axiom's major customers may adversely affect our operating results.

Axiom's revenue growth is dependent on the continuing trend of original electronics manufacturers to outsource. To the extent that there are no new outsourcing opportunities, Axiom's future growth would be unfavorably impacted. In addition, Axiom's business depends on the electronics industry, which is subject to rapid technological change, short product life cycles and pricing and margin pressure. When these factors adversely affect Axiom's customers, Axiom may suffer similar effects.

Fluctuations in the exchange rate between the British Pound Sterling and the United States dollar may adversely affect our operating results.

The functional currency of Axiom's operations in the United Kingdom is British Pound Sterling. Results of Axiom's operations are translated at average exchange rates into United States dollars for purposes of reporting results. As a result, fluctuations in exchange rates may adversely affect Axiom's expenses and results of operations as well as the value of its assets and liabilities. Fluctuations may also adversely affect the comparability of period-to-period results. Although Axiom may use hedging techniques in the future (which it currently does not use), Axiom may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on Axiom's operating results and stock price.


Item 7.  FINANCIAL STATEMENTS

The following audited financial statements are filed with this report:

 (i) Audited financial statements of Axiom Manufacturing Services Ltd. for the year ended December 31, 2002;

 (ii) Audited financial statements of Axiom Manufacturing Services Ltd. for the years ended March 31, 2002 and 2001;

 (iii) Unaudited Statement of Operations of Axiom Manufacturing Services Ltd. for the nine months ended December 31, 2002.

 (iv)  Pro forma balance sheet as of December 31, 2002

 (v)   Pro forma statements of operations for the year ended December 31, 2002


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

On June 17, 2003, the Company engaged Demetrius & Co., LLC, as the independent public accountants for the Company and its subsidiary. Following this engagement, Demetrius & Co., LLC will audit the Company's financial statements for the years and periods as specified by Regulation S-X in connection with the Company's acquisition of Axiom Manufacturing Services Ltd. Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group was dismissed as the Company's independent public accountants after the Company's Board of Directors approved the appointment of a new independent auditor.

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


                                      PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2002, the Company's sole officer and director was as below.

    Name         Age               Positions and Offices Held
--------------  ------  -----------------------------------------------------
Jianjun Zhang    33     President, Treasurer, Secretary, and Director

As of December 31, 2002, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is neither acting on behalf of nor will act at the direction of any other person.

In connection with the acquisition, on February 12, 2003, Mr. Jianjun Zhang, then the Company's sole executive officer and director resigned. New officers and directors were elected. The following table sets forth certain information regarding the executive officers and directors of the Registrant as of the date of this Report.

    Name             Age                      Office
------------------  ------   ------------------------------------------------
Jacinta Sit           31      President, Chief Financial Officer and Director
Paul Pursey           56      Managing Director of Axiom Manufacturing Services
                              Ltd. (retired in March 2004)
Shaun Ashmead         37      Managing Director of Axiom Manufacturing Services
                              Ltd.
Vivian Lee-Yu Lam     33      Secretary and Director
Woon Chew Chai        44      Director

Our executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any director and/or any executive officer.

JACINTA SIT has been our President and Chief Financial Officer and a director since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of South Sea Petroleum Holdings Limited (formerly Sen Hong Resources Holdings Ltd.), a Hong Kong corporation, whose principal business is the exploration and production of crude oil.

PAUL PURSEY was appointed as Managing Director of Axiom Manufacturing Services Limited, a subsidiary of the Company, in September 2002. From 1998 to September 2002, Mr. Pursey was Senior Executive within the Human Resources Group responsible for personnel, training, health & safety, administrative and factory engineering. From July 1999, he also served as Company Secretary of the Company. Mr. Pursey was a key member of the Wales Electronics Forum, a group designed to promote electronics within Wales and was chairman of Aiwa/ Axiom Consultative Committee. Mr. Pursey played an integral part in the Company's transition from OEM to CEM. Prior to 1998, Mr. Pursey was head of Aiwa Wales Manufacturing Services Limited responsible for all aspects of manufacturing. Mr. Pursey retired in March 2004.

SHAUN ASHMEAD has been serving as Managing Director of Axiom Manufacturing Services Ltd. since March 2004. Prior to that, he was Axiom's Operations Director (April 2004 to March 2004), responsible for all aspects of the business other than Materials, Quality Engineering, Manufacturing, Finance and Human Resources, Head of Administration Group responsible for Finance, Human
Resources and Factory Engineering, and Company Secretary (September 2002 to August 2003). From July 2001 to September 2002, Shaun was Axiom's Head of Quality and Engineering Group, responsible for Technical Engineering, including new product introduction, supplier and product quality, Test Engineering and Market Quality Investigation Centre. Shaun has been employed with Axiom since 1986, predominately within a Quality Managers role until 2001, and has been instrumental in ensuring that Axiom has achieved awards such as ISO 9002, ISO 14001, QS 9000 and TS16949 and continues to ensure that the recognized standards are met or exceeded.

VIVIAN LEE-YU LAM has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a
Hong Kong corporation whose principal business is the exploration and production of crude oil.

WOON CHEW CHAI was elected as an independent director of the Company in February 2003. From 1994 to the present, Mr. Chai has been a partner at Michael Chai & Co., a law firm in Kuala Lumpur, Malaysia. From 1991 to 1994, he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From 2002 to the present, he has served as director of South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil. Mr. Chai holds a Bachelor of Laws
(Hons) degree from the University of Buckingham, and a Bachelor of Science
(Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai is qualified as Barrister at Law from Lincoln's Inn, England. Since September 2003, Mr. Chai has been serving as a director of Cowley Technologies Corp., a magazine distributor in Hong Kong.

There are no significant employees. There is no person making significant contribution to the business other than executive officers.

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

The directors of the Company receive no salary or any other type of compensation from the Company in their capacity as directors.

There are no employment contracts.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of the date of this report each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                 Name and Address       Number of Shares     Percentage
Title of Class  of Beneficial Owner    Beneficially Owned   of the Class
-------------- ---------------------  -------------------- ---------------
Common Stock    Great Admirer Ltd. (i)     17,601,002         94.8% (ii)
                2 Queen's Road, Central
                Hong Kong
---------------------------------------------------------------------------
(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of the date of this report.

As of the date of this prospectus, no options, warrants or rights to acquire shares have been granted.

Security Ownership of Management

Except Shaun Ashmead, the managing director of Axiom Manufacturing Services Ltd., owns 600 shares of our common stock (less than one percent of our outstanding shares of common stock), none of our executive officers and directors beneficially owned our securities.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B.

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


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit No.                    Description
 ---------  ------------------------------------------------------------
  3.1       Certificate of Incorporation (1)
  3.2       By-Laws (1)
  4.1       Specimen Stock Certificate (2)
 10.1       Agreement with Waywood Investment Ltd. (1)
 10.2       Shareholder agreement (1)
 31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Demetrius & Co., LLC. for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2002 was $39,000.

Audit-related Fees:   None

Tax Fees:  None.

All Other Fees:   None.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time,
permanent employees:   Not applicable.

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

Date: January 6, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Vivian Lee Yu Lam
-----------------------------------------
Vivian Lee Yu Lam, Director and Secretary

Date:   January 7, 2005






The following audited financial statements are filed with this report:

 (i) Audited financial statements of Axiom Manufacturing Services Ltd. for the year ended December 31, 2002;

 (ii) Audited financial statements of Axiom Manufacturing Services Ltd. for the years ended March 31, 2002 and 2001;

 (iii) Unaudited Statement of Operations of Axiom Manufacturing Services Ltd. for the nine months ended December 31, 2002.

 (iv)  Pro forma balance sheet as of December 31, 2002

 (v)   Pro forma statements of operations for the year ended December 31, 2002

(i) Audited financial statements of Axiom Manufacturing Services Ltd. for the year ended December 31, 2002;


              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Axiom Manufacturing Services Limited
(Formerly Aiwa Wales Manufacturing Limited)

We have audited the accompanying balance sheet of Axiom Manufacturing Services Limited (formerly Aiwa Wales Manufacturing Limited) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly in all material respects the financial position of Axiom Manufacturing Services Limited (formerly Aiwa Wales Manufacturing Limited) as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
------------------------------
DEMETRIUS & COMPANY, L.L.C.


Wayne, New Jersey
February 26, 2004 except for
Note 1 which is dated
September 22, 2004

                          AXIOM MANUFACTURING SERVICES LIMITED
                       (formerly AIWA Wales Manufacturing Limited)

                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                      ASSETS

                                                                   US $'000
Current assets:
Cash and cash equivalents...................................       $     47
Accounts receivable, net of allowance for
 doubtful accounts of $21...................................          3,177
Inventory...................................................          3,436
Other current assets........................................            338
                                                                 ----------
    Total Current Assets....................................          6,998

Property and equipment, net of accumulated
   depreciation of $22,900..................................         14,955
                                                                 ----------
                                                                 $   21,953
                                                                 ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable.............................................    $    2,908
Notes payable, current portion...............................           192
Taxes payable................................................           270
Accrued and other expenses...................................            90
Deferred income, current portion.............................           859
Other current payables.......................................             2
                                                                 ----------
   Total Current Liabilities.................................         4,321

Long-term Liabilities:
Deferred income, non-current portion.........................         2,965
Notes payable, non-current portion...........................           459
                                                                  ----------
   Total Long-term Liabilities...............................         3,424

Stockholders' Equity
Common stock, 13,564,002 shares authorized, issued
 and outstanding.............................................        21,109
Additional paid in capital...................................        11,865
Accumulated Other Comprehensive Loss.........................           390
Accumulated Deficit..........................................      (19,156)
                                                                 ----------
  Total Shareholders' Equity.................................        14,208
                                                                 ----------
                                                                 $   21,953
                                                                 ==========



         The accompanying notes are an integral part of the statements.

                         AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                               STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                 US$'000 (a)

Sales.....................................................      $     13,095
Cost of Sales.............................................            15,655
                                                                ------------
Gross Loss................................................           (2,560)

Operating Expenses
 Selling, general and administrative......................            2,995
                                                                -----------

     Operating Loss.......................................          (5,555)

Other Income and Expenses
Rental income.............................................              131
Economic development grant................................              279
Interest income...........................................               33
Interest expense..........................................             (58)
                                                                -----------

     Net Loss.............................................       $  (5,170)
                                                                ===========

Basic loss per common share...............................       $   (0.40)
                                                                ===========

Weighted average common shares............................      12,804,698
                                                                ===========


(a) Except for per share data


          The accompanying notes are an integral part of the statements

                          AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          FOR THE YEAR ENDED DECEMBER 31, 2002



                                        Common Stock           Additional                 Accumulated Other  Comprehensive
                                          Par value               Paid       Accumulated   Comprehensive       Income
                                   Shares          Amount      In Capital      Deficit     Income (Loss)       (Loss)
                              ---------------- -----------  ------------ -------------- ------------------- -------------
Balance, Dec. 31, 2001          10,450,002     $   16,638     $     -      $  (13,986)     $    (1,368)
 10,450,002 shares at
 $1.5922 par value

Issuance of common stock         3,114,000          4,471

Additional paid-in capital
 Write-off of inter-company debt                                 11,865

Comprehensive income (loss)
 Net loss                                                                     (5,170)                         $   (5,170)
 Foreign currency translation adjustment                                                         1,758             1,758
                                                                                                              ------------
Total comprehensive income (loss)                                                                             $   (3,412)
                              -------------- ------------   -------------- ------------ -----------------    ============
Balance, Dec. 31, 2002          13,564,002    $   21,109    $   11,865      $ (19,156)       $      390
                              ============== ============   ==============  =========== =================


                                The accompany notes are an integral part of the statements.


                             AXIOM MANUFACTURING SERVICES LIMITED
                         (formerly AIWA Wales Manufacturing Limited)

                             CONSOLIDATED STATEMENT OF CASH FLOWS
                              FOR THE YEAR ENDED DECEMBER 31, 2002


                                                                  US $'000
Cash Flows from Operating Activities:
 Net Loss.................................................    $    (5,170)
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Depreciation and amortization..........................           1,231
   Amortization of grant received.........................           (279)
   Gain/loss from disposal of property, plant and machinery           (43)
Changes in operating assets and liabilities:
Accounts receivable.......................................         (1,771)
Inventory.................................................         (2,135)
Other assets..............................................             123
Accounts payable..........................................           2,359
Taxes payable.............................................             252
Deferred income...........................................              99
Accrued expenses..........................................             (9)
                                                               -----------
   Cash used in operating activities......................         (5,344)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment..............             57
Purchase of property and equipment........................          (701)
                                                               -----------
   Cash used in investing activities......................          (644)

Cash Flows from Financing Activities:
Proceeds from grants......................................          3,863
Repayment of loan from related parties....................          1,762
Proceeds from financing leases............................            363
Payments on financing leases..............................           (36)
Proceeds from other loans payable.........................            281
                                                               -----------
   Cash provided by financing activities..................          6,233

Effect of exchange rate changes on cash and cash equivalents        (205)
                                                               -----------

Increase in cash and cash equivalents.....................             41

Cash and Cash Equivalents, Beginning......................     $        6
                                                               ===========
Cash and Cash Equivalents, Ending.........................     $       47
                                                               ===========

Additional cash flow information:
Cash paid for interest expense............................     $       58
                                                               ===========


          The accompanying notes are an integral part of the statements

                         AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                             NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 2002

NATURE OF OPERATIONS

Axiom Manufacturing Services Ltd. (Axiom) (the Company) has originally been formed and incorporated in South Wales, United Kingdom on September 3, 1980 as a wholly owned subsidiary of AIWA Co., Ltd. and named AIWA (UK) Ltd. The name of the Company was changed in June 1997 and to its current name on April 10, 2002. Whatever organizational and acquisition costs incurred by AIWA/Axiom were recoded on the books of Axiom.

Axiom was acquired by Great Admirer Limited (Great Admirer), a Hong Kong corporation on April 10, 2002. Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom and therefore there was no need for adjustment for any costs incurred by Great Admirer to be "pushed down" in the accounts of Axiom. In addition, prior to the sale of AIWA (UK) Ltd., now Axiom, Sony/AIWA forgave US $11,864,000 of inter-company debt which Axiom recorded as paid-in capital under US GAAP and SONY/AIWA did not incur any other costs that were required to be "pushed down" to Axiom for the completion of this transaction.

Prior to the acquisition by Great Admirer, Axiom had been a wholly owned subsidiary of AIWA Europe Ltd., which was itself a wholly owned subsidiary of AIWA Co., Ltd., which was effectively acquired by Sony Corporation on October 1, 2002.

The Company, as a subsidiary of AIWA Europe Ltd. was a redundant manufacturing facility in Europe and Sony/AIWA Company arranged for its sale to Great Admirer. Sony/AIWA, rather than abandon the facility, considered the need of the local economy and thus arranged for the transfer of ownership.

On February 12, 2003, Oxford Technologies, Inc. (Oxford), a blank check non-operating company acquired Axiom, by exchanging its shares for the shares of Axiom that were owned by Great Admirer. Oxford, as the legal acquirer, was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition, whereby, under accounting principals generally accepted in the United States of merica, after completion of the merger, Oxford will file prior historical financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002), which is contained in the accompanying financial statements. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom, commencing with January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under APB 16.

The Company was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products on behalf of Aiwa Japan, for distribution in the Europe. In December 2000, due to a gradually decreasing profit margin, the Company began to provide electronic manufacturing services
(EMS) to third parties. In July 2001, Aiwa brand products were terminated and the Company became entirely an EMS provider in the markets of telecommunication equipment, computer and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. The Company offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

The Company's principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. The Company owns the above-mentioned facilities, which is approximately 26.80 acres.

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

Foreign Currency Translation - The functional currency of the Company's operations in the UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustment is shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income.

Reporting Entity - The Company's financial statements reflect the financial condition on a "stand-alone" basis and did not include any transactions of any affiliates.

Revenue Recognition - Sales revenues are generally recognized when the products are dispatched to the customers or services are rendered, net of provision for discounts, returns and allowance.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Accounts Receivables - Accounts receivables are reported net of allowances for doubtful accounts. The allowances are based upon the Company's regular assessment of the credit worthiness and financial conditions of specific customers, as well as its historical experience with bad debts, receivable ageing, current economic trends and the financial condition of its customers' business climate.

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

    Buildings & building improvements           20 to 45 years
    Machinery & equipment                       5 to 10 years
    Fixtures & fittings                         3 to 8 years

Building improvements are depreciated over the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

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

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2002 includes foreign translation gains.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with definite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation- - ransition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based

Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

2.  INVENTORIES

Inventories at December 31, 2002 consisted of the following:

                                                  US$'000

        Raw materials                           $   3,436
                                                 =========

3.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2002 consisted of the following:

                                                  US $'000

  Building & building improvements               $   15,134
  Machinery & equipment                              16,998
  Fixtures & fittings                                 5,723
                                                 ----------
                                                     37,855
     Less accumulated depreciation                 (22,900)
                                                 ----------
                  Total                          $   14,955

Depreciation expense amounted to $925,000 for the period ended December
31, 2002.

4.  OTHER CURRENT ASSETS

Other current assets at December 31, 2002 consisted of the following:

                                                    US$'000

  Other receivables                               $      61
  Prepaid expense and accrued income                    277
                                                  ----------
                 Total                            $     338

5.  RELATED PARTY TRANSACTIONS

In April 2002, Great Admirer Limited, a Hong Kong company, acquired the Company from Sony/Aiwa Europe Limited.

Prior to the sale of the Company, Sony/Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of the Company as consideration for the settlement of an inter-company debt in the amount of $4,471,000. Sony/Aiwa Europe Limited also waived an inter-company debt of $11,865,000 which was recorded as additional paid-in capital.

6.  LOAN PAYABLE

At December 31, 2002, the Company's credit facility with HSBC was composed of an invoice discounting facility and finance arrangement for asset lease. The following is a breakdown of the loan payable as of December 31, 200

                                    Current portion      Non-current
                                    ---------------    --------------

                                         US$'000           US$'000

     Invoice discounting                      61                 -
     Bank loan                                58               203
     Finance lease agreements                 73               256
                                        ---------        ---------
              Total                      $   192           $   459

The following is a schedule of future payments required under the loan payable:

                                          US$'000
                                     --------------
             2003                        $    191
             2004                        $    130
             2005                        $    130
             2006                        $    131
             2007                        $     69
                                     -------------
    Total                                $    651

7.  DEFERRED INCOME

In July 2002, the Company received a grant in aid of $3,863,000 from the Nation Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end production of electronic consumer goods. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grants under certain circumstances. Upon receipt of the grant funds, the Company recorded them as deferred revenues. Each month, the Company records revenue based on a predetermined formula.

8.  INCOME TAXES

The components of the deferred tax asset based on UK rates as of December 31, 2002 are as follows:

                   Deferred tax asset:	                US $'000
                                                      ---------------

  Net operating loss carryforwards                    $        6,389
  Valuation allowance                                 $      (6,389)
                                                      ---------------
       Net deferred tax assets                        $       - 0 -

9.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution pension plan for all its employees. The Company's contribution to the plan was $140,000 for the year 2002.

9.  RECONCILIATION TO U.S. GAAP

The Company's financial statements have been prepared in accordance with United Kingdom GAAP, differ in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                            Notes                 US$'000
----------------------------------------------------------------------------
Property & Equipment, net under UK GAAP                            10,127

US GAAP Adjustments:
Prior period GAAP adjustment                 (a)                    6,115
Reversal of impairment write back            (b)                  (1,841)
Depreciation, building                       (c)                    (133)
Foreign currency translation adjustment      (d)                      687
----------------------------------------------------------------------------
Property & Equipment, net reported under US GAAP                   14,955
                                                                  =========

  (a) Prior period GAAP adjustments: The prior period GAAP adjustments were presented in the financial statements for the year ending December 31, 2002 to comply with US GAAP.

  (b) Reversal of impairment write back: Under UK GAAP, the building and building improvements are presented at fair market value. US GAAP requires that fixed assets be presented at the historical cost. A UK adjustment to fair value, at December 31, 2002, in the amount of US $1,841,000 was reversed.

  (c) Depreciation-building: The depreciation expense/allowance for building and building improvement was recomputed and recorded based on the historical cost under US GAAP.

  (d) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

                                             Notes               US$'000
--------------------------------------------------------------------------------
Additional paid in capital under UK GAAP                            -0-

US GAAP Adjustments:
Inter-company debts                           (e)                 12,628
Foreign currency translation adjustment       (d)                  (763)
-------------------------------------------------------------------------------
Additional paid in capital reported under US GAAP                 11,865
                                                               ==========

  (e) Inter-company debts: Under UK GAAP, the cancellation of the inter-company debts had been credited to income. US GAAP requires that the forgiveness of the inter-company debts be credited to paid in capital.

  (f) Foreign currency translation adjustment: The foreign currency translation adjustment is resulted from application of different exchanges rates as results of operations are translated at average exchange rates while assets and liabilities are translated at end-of-period exchange rates.

(ii) Audited financial statements of Axiom Manufacturing Services Ltd. for the years ended March 31, 2002 and 2001;



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


/s/ Demetrius & Company, LLC
-----------------------------
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
July 17, 2003

                          AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                                    BALANCE SHEET

                                       ASSETS

                                                                             March 31,
                                                                  -------------------------------
                                                                     2002                2001
                                                                  --------------     ------------
                                                                     US  $'000          US $'000
Current assets:
Cash and cash equivalents...........................              $        613       $        50
Accounts receivable, net of allowance for
   Doubtful accounts of $143 in 2002................                     1,767             2,134
Inventory...........................................                     1,153             3,183
Other current assets................................                        67               376
Due from related parties............................                         -               497
                                                                  -------------      ------------
   Total Current Assets.............................                     3,600             6,240

Property and equipment, net of accumulated
  depreciation of $19,431 in 2002 and $19,979 in 2001                   13,499             3,020
                                                                  -------------      ------------
                                                                  $     17,099        $    9,260
                                                                  =============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable....................................              $      1,217        $    1,195
Taxes payable.......................................                       122               403
Accrued expenses....................................                        70               656
Deferred income.....................................                        53                 -
Due to related parties..............................                    16,390                 -
                                                                  -------------       -----------
   Total Current Liabilities........................                    17,852             2,254

Stockholders' Equity (Deficiency)
Common stock, $1.5922 par value,  10,450,002 shares
  authorized, issued and outstanding................                    16,638            16,638
Accumulated Other Comprehensive Loss................                   (1,322)           (1,391)
Accumulated Deficit.................................                  (16,069)           (8,241)
                                                                  ------------     -------------
   Total Shareholders' Equity (Deficiency)..........                     (753)            7,006
                                                                  ------------     -------------
                                                                  $    17,099      $      9,260
                                                                  ============     =============



                     The accompanying notes are an integral part of the statements.


                                   AXIOM MANUFACTURING SERVICES LIMITED
                              (formerly AIWA Wales Manufacturing Limited)

                                       STATEMENT OF OPERATIONS


                                                              Years Ended March 31
                                                        -------------------------------
                                                              2002              2001
                                                        --------------  ---------------
                                                           US $'000         US $'000

Sales.........................................           $     12,383    $       29,655
Cost of Sales.................................                 19,858            36,601
                                                         -------------   --------------
Gross Loss....................................                (7,475)           (6,946)

Operating Expenses
  Selling, general and administrative.........                   644               447
                                                         ------------    --------------

Operating Loss................................               (8,119)            (7,393)

Interest income...............................                   175                475
Interest expense..............................                 (140)               (72)
                                                         ------------    --------------
   Loss Before Income Taxes...................               (8,048)            (6,990)

Income tax benefit............................                  256                   -
                                                         ------------    --------------
Net Loss......................................          $    (7,828)      $     (6,990)
                                                        =============    ==============



               The accompanying notes are an integral part of the statements.




                              AXIOM MANUFACTURING SERVICES LIMITED
                           (formerly AIWA Wales Manufacturing Limited)

                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                          Common Stock                                Accumulated Other  Comprehensive
                                            Par value                Accumulated       Comprehensive        Income
                                      Shares            Amount         Deficit          Income (Loss)       (Loss)
                                -----------------  ------------- ------------------  -------------------- -------------
Balance, March 31, 2000            10,450,002      $    16,638     $    (1,251)        $           -

Comprehensive income (loss)
 Net loss                                                               (6,990)                            $   (6,990)
 Foreign currency translation adjustment                                                      (1,391)          (1,391)
                                                                                                           -----------

Total comprehensive income (loss)                                                                          $   (8,381)
                                -----------------  --------------- ----------------  --------------------  ===========
Balance, March 31, 2001            10,450,002       $  16,638       $   (8,241)        $      (1,391)
                                =================  ===============  ==============   ====================

Comprehensive income (loss)
 Net loss                                                               (7,828)                            $  (7,828)
 Foreign currency translation adjustment                                                          69              69
                                                                                                           ----------

Total comprehensive income (loss)                                                                          $  (7,759)
                               -----------------  ---------------   -------------    ------------------    ===========
Balance, March 31, 2002           10,450,002       $  16,638         $ (16,069)        $      (1,322)
                               =================  ===============   =============    ==================





                            The accompanying notes are an integral part of the statements.



                                     AXIOM MANUFACTURING SERVICES LIMITED
                                  (formerly AIWA Wales Manufacturing Limited)

                                          STATEMENT OF CASH FLOWS

                                                                 Years Ended March 31,
                                                            -----------------------------
                                                                  2002            2001
                                                            -------------- --------------
                                                               US $'000        US $'000

Cash Flows From Operating Activities:
Net Loss............................................         $   (7,828)       $   (6,990)
Adjustments to reconcile net income to net cash
  Used in operating activities:
   Depreciation and amortization....................               1,746            3,024
   Allowance for bad debt...........................                 143                -
   Gain/loss from disposal of property, plant and machinery            8               12

Changes in operating assets and liabilities:
 Accounts receivable................................                 234          (2,123)
 Inventory..........................................               2,053              754
 Other assets.......................................                 312              189
 Accounts payable...................................                  17            (995)
 Taxes payable......................................               (284)             (19)
 Accrued expenses...................................               (591)          (1,595)
 Deferred income....................................                  54                -
                                                            -------------  ---------------
    Cash used in operating activities...............             (4,134)          (7,743)

Cash Flows From Investing Activities:
Purchase of property and equipment and
  Leasehold improvements............................            (12,014)            (512)
                                                            -------------  ---------------
    Cash used in investing activities...............            (12,014)            (512)

Cash Flows From Financing Activities:
Proceeds from related parties.......................              16,724            8,216
                                                            -------------  --------------
   Cash provided by financing activities............              16,724            8,216

Effect of exchange rate changes on cash and cash equivalents        (13)             (10)
                                                            -------------  --------------
Increase (Decrease) in cash and cash equivalents....                 563             (49)

Cash and Cash Equivalents, Beginning................                  50              99
                                                            -------------- --------------
Cash and Cash Equivalents, Ending...................        $        613    $         50
                                                            ==============  =============




                      The accompanying notes are an integral part of the statements.



                         AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                           NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 2002 and 2001

NATURE OF OPERATIONS

Axiom Manufacturing Services Limited ("Axiom) provides electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

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

Reporting Entity - The Company's financial statements reflect the results of operations on a "Stand-alone" basis and do not include any transactions of any affiliates.

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

Property, plant and Equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight -line basis over estimated useful lives of various assets classes as follows:

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

Comprehensive Income - Net income for 2002 and 2001 is the same as comprehensive income defined pursuant to Statement of Financial accounting Statement Accounting Standards No. 130, "Reporting Comprehensive Income."

Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS
No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

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

2.  INVENTORIES

Inventories at March 31, 2002 & 2001 consisted of the following:

                                          2002          2001
                                         US$'000       US$'000

  Raw materials                        $  1,086      $   1,728
  Work in progress                            -            155
  Finished goods and goods for sale          67             50
  Goods in transit                            -          1,250
                                       ---------     ----------
          Total                        $  1,153      $   3,183

3.   PROPERTY AND EQUIPMENT

Property, plant and equipment at March 31, 2002 & 2001 consisted of the following:

                                          2002          2001
                                         US$'00       US$'000


   Building & building improvements    $ 13,399       $  1,432
   Machinery & equipment                 14,472         16,440
   Fixtures & fittings                    5,059          5,127
                                       --------      ---------
                                         32,930         22,999
   Less accumulated depreciation       (19,431)       (19,979)
                                       --------      ---------
                     Total             $ 13,499      $   3,020


Depreciation expense amounted to $1,746,000 and $3,024,000 for the years ended March 31, 2002 and 2001, respectively.

4.   OTHER CURRENT ASSETS

Other current assets at March 31, 2002 & 2001 consisted of the following:

                                           2002         2001
                                         US$'000      US$'000

   Other receivables                      $     31    $    35
   Prepaid rent & building insurance             -        324
   Prepaid security tax                         10         10
   Prepaid insurance - medical                  17          6
   Other prepaid expense                         9          1
                                           --------   --------
                      Total                $    67    $   376

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

      Name             Product Type            Sales Amount
                                                  US$'000

Perkin Elmer          Medical equipment         $   2,208
Arcam                 Hi Fi equipment           $   1,116
Tellermate            Cash handling equipment   $   1,440

7.   COMMITMENTS

At March 31, 2001, the Company had an operating lease for the factory premises located at Technology Park, Newbridge, with Welsh Development Agency. Rent expenses under the operating lease were approximately $106,000 & $424,000 for the years ended March 31, 2002 and 2001. The Company's operating lease was terminated due to the acquisition of the factory premises in June 2001.

8.   INCOME TAXES

Income taxes based on the UK rates converted to US$ for the years ended March 31, 2002 and 2001 included the following components:

                                         Years Ended March 31
                                         2002            2001
                                        US$'000        US$'000

        Current tax benefit            $     256       $     -
                                       ----------     ----------
                                       $     256       $     -


                                               Years Ended March 31
         Deferred tax asset:                   2002             2001
                                             US$'000          US$'000

         Net operating loss carry-forwards   $    5,463     $   3,115
         Valuation allowance                 $  (5,463)     $  (3,115)
                                            ------------   ------------
         Net deferred tax assets             $      -0-     $     -0-

9.   Reconciliation to U.S. GAAP

Axiom's financial statements have been prepared in accordance with United Kingdom GAAP, and differ in certain significant respects from US GAAP. The effects of the application of U.S. GAAP to net income and equity are set out in the tables below:

                                                Notes        2002       2001
                                                          US$'000   US$'000
--------------------------------------------------------------------------------
Net loss under UK GAAP                                   (13,975)     (6,990)
US GAAP Adjustments:
Reversal of write-offs due to impairment loss   (a)        6,264           -
Depreciation - building                         (b)         (117)          -
--------------------------------------------------------------------------------
Net loss reported under US GAAP                           (7,828)    (6,990)

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

The effects of the application of U.S. GAAP to balance sheet are set out in the tables below:

                                                Notes        2002      2001
                                                           US$'000   US$'000
-----------------------------------------------------------------------------
Property & Equipment, net under UK GAAP                      7,383    3,020
US GAAP Adjustments:
Reversal of write-offs due to impairment loss     (c)        6,264        -
Increase in building depreciation                 (d)        (117)        -
Foreign currency translation adjustment           (e)         (31)        -
-----------------------------------------------------------------------------
Property & equipment, net under US GAAP                     13,499     3,020

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

10.   SUBSQUENT EVENT

In April 2002, Great Admirer Limited, a Hong Kong company, acquired Axiom from Aiwa Europe Limited.

Prior to the sale of Axiom, Aiwa Europe Limited subscribed for an additional 3,114,000 shares of capital stock of Axiom as consideration for the settlement of the inter-company debt in the amount of $4,471,000. Aiwa Europe Limited also waived the inter-company debt of $11,865,000, which was recorded as additional paid-in capital.

(iii) Unaudited Statement of Operations of Axiom Manufacturing Services Ltd. for the nine months ended December 31, 2002.

Please note that Oxford Technologies Inc. had no operations for the nine-month periods ended December 31, 2002 and 2001, therefore, the numbers in the following statement of operations are not consolidated numbers.


                          AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                                STATEMENT OF OPERATIONS
                                      (Unaudited)

                                                    Nine-Month Ended
                                                      December 31
                                              --------------------------------
                                                     2002          2001
                                              ----------------- --------------
                                                   US $'000      US $'000

Sales......................................     $    10,499    $     9,754
Cost of Sales..............................          11,998         14,861
                                                ------------   ------------
Gross Loss.................................         (1,499)        (5,107)

Operating Expenses
   Selling, general and administrative.....           1,583         1,095
                                                ------------   -----------

     Operating Loss........................         (3,082)       (6,202)

Interest income............................             15            159
Interest expense...........................           (20)          (103)
                                                ------------   -----------
     Loss Before Income Taxes..............        (3,087)        (6,146)

Income tax benefit.........................              -           257
                                                ------------  ------------
Net Loss...................................     $   (3,087)   $  (5,889)
                                                ============  ============


(iv)  Pro forma balance sheet as of December 31, 2002




                               OXFORD TECHNOLOGIES CORP.
                         Consolidated Pro Forma Balance Sheet
                          DECEMBER 31, 2002 (in Thousands)


            ASSETS

                                                        Axiom           Oxford        Pro Forma
                                                     Manufacturing   Technologies    Adjustments   Pro Forma
Current assets:
Cash and cash equivalents......................      $      47        $      -                     $    47
Accounts receivable, net of allowance for
   doubtful accounts of $21....................          3,177               -                       3,177
Inventory......................................          3,436               -                       3,436
Other current assets...........................            338               -                         338
                                                      ---------       -----------                 ---------
   Total Current Assets........................          6,998                                       6,998

Property and equipment, net of accumulated
  depreciation of $22,900......................         14,955               -                      14,955
                                                      ---------       -----------                 ---------

                                                     $  21,953        $      -                    $  21,953
                                                     =========        ===========                ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued expenses............      $  3,000         $      -                    $  3,000
Notes payable, current portion.................           192                -                         192
Taxes payable..................................           270                -                         270
Deferred income, current portion...............           859                -                         859
                                                    ----------       ------------               -----------
      Total Current Liabilities................         4,321                                        4,321

Long-term Liabilities:
Deferred income, non-current portion...........         2,965                -                       2,965
Notes payable, non-current portion.............           459                -                         459
                                                    ----------       ------------               -----------
     Total Long-term Liabilities...............         3,424                -                       3,424

Stockholders' Equity
Common stock, Axiom, 13,564,002 shares authorized
 issued and outstanding........................        21,009                -      (21,009)   b         -
Common stock, Oxford, 5,000,000 shares issued and
  outstanding                                               -                1             1   a         2
Additional paid in capital......................       11,865                -        21,109 b      32,972
                                                                                          (1)  a
                                                                                          (1)  c
Accumulated Other Comprehensive Loss............          390                -                         390
Accumulated Deficit.............................     (19,156)              (1)             1   c   (19,156)
                                                   -----------      -----------                  ----------
     Total Shareholders' Equity.................       14,208                -                      14,208
                                                   -----------      -----------                  ----------
                                                   $   21,953       $        -                   $   21,953
                                                   ===========      ===========                  ==========



 a.  Issuance of 13,564,002 Oxford shares at $0.0001
 b.  Elimination of Axiom common shares
 c.  Elimination of Oxford deficit


(v)   Pro forma statements of operations for the year ended December 31, 2002



                                  OXFORD TECHNOLOGIES CORP.

                        CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                              FOR THE YEAR ENDED DECEMBER 31, 2002
                            (In Thousands, except per share amounts)



                                                    Axiom           Oxford         Pro Forma
                                                Manufacturing     Technologies    Adjustments     Pro Forma


Sales......................................      $    13,095       $       -                     $   13,095
Cost of Sales..............................           15,655               -                         15,655
                                                 -----------       ------------                 ------------
Gross Loss.................................          (2,560)               -                        (2,560)


Operating Expenses
 Selling, general and administrative.......           2,995                1                         2,996
                                                 -----------       ------------                  ----------

   Operating Loss..........................         (5,555)               (1)                      (5,556)

Other Income and Expenses
Rental income..............................            131                  -                         131
Economic development grant.................            279                  -                         279
Interest income............................             33                  -                          33
Interest expense...........................           (58)                  -                        (58)
                                                 ----------        ------------                 -----------

    Net Loss...............................      $ (5,170)         $      (1)                   $  (5,171)
                                                 ==========        ============                 ===========

Basic loss per common share................                                                     $   (0.28)
                                                                                                ===========

Weighted average common shares.............                                                     18,564,002
                                                                                                ===========

