Form 10KSB/A
period 2002-12-31
OXFORD TECHNOLOGIES INC
filed 2005-02-25
CIK 1169567

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

Date: February 25, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Vivian Lee Yu Lam
-----------------------------------------
Vivian Lee Yu Lam, Director and Secretary

Date:   February 25, 2005






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


                          AXIOM MANUFACTURING SERVICES LIMITED
                      (formerly AIWA Wales Manufacturing Limited)

                                STATEMENT OF OPERATIONS
                                      (Unaudited)

                                                    Nine-Month Ended
                                                      December 31
                                              ------------------------------
                                                     2002          2001
                                              ----------------- ------------
                                                   US $'000      US $'000

Sales......................................     $    10,499    $     9,754
Cost of Sales..............................          11,998         14,861
                                                ------------   ------------
Gross Loss.................................         (1,499)        (5,107)

Operating Expenses
   Selling, general and administrative.....           1,583         1,095
                                                ------------   -----------

     Operating Loss........................         (3,082)       (6,202)

Interest income............................             15            159
Interest expense...........................           (20)          (103)
                                                ------------   -----------
     Loss Before Income Taxes..............        (3,087)        (6,146)

Income tax benefit.........................              -            257
                                                ------------  ------------
Net Loss...................................     $   (3,087)   $   (5,889)
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

