Form 10KSB
period 2004-12-31
OXFORD TECHNOLOGIES INC
filed 2005-04-20
CIK 1169567

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                 For the Fiscal Year Ended December 31, 2004

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 000-49854

                          OXFORD TECHNOLOGIES CORP.
----------------------------------------------------------------------------
                  (Name of Small Business Issuer in its Charter)

               Delaware                           04-3615974
---------------------------------------  -----------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
    of incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
----------------------------------------------------------------------------
              Address of principal executive office, Zip Code

Issuer's telephone number:                    (212) 809-1200
----------------------------------------------------------------------------
          SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                       Common Stock, $.0001 Par Value
----------------------------------------------------------------------------
                               (Title of Class)


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

State issuer's revenues for its most recent fiscal year:  $ 27,818,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: There is no trading market for the registrant's securities. Accordingly, no estimate as to the market value can be made.

State the number of shares outstanding of each of the issuer's classes of common equity: As of April 15, 2005, 18,564,002 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



                              TABLE OF CONTENTS


PART I

Item 1.  Description of Business..................................        4
Item 2.  Description of Property..................................       12
Item 3.  Legal Proceedings........................................       13
Item 4.  Submission of Matters to a Vote of Security Holders......       13

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..      13
Item 6.  Management's Discussion and Analysis or Plan of Operation.      15
Item 7.  Financial Statements......................................      22
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................      22
Item 8A. Controls and Procedures...................................      24
Item 8B  Other Information.........................................      24

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act    24
Item 10. Executive Compensation....................................      27
Item 11. Security Ownership of Certain Beneficial Owners
          and Management...........................................      28
Item 12. Certain Relationships and Related Transactions............      29
Item 13. Exhibits and Reports on Form 8-K..........................      30
Item 14. Principal Accountant Fees and Services....................      31





                                 PART I


Item 1. Description of Business

Background

Oxford Technologies Inc. (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In furtherance of our business plan, on June 10, 2002, we voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended. The registration statement became effective on or about August 11, 2002.

On January 24, 2003, Great Admirer Limited, a Hong Kong corporation ("Great Admirer") acquired 85%, or 4,250,000 shares, of the Company's then issued and outstanding common stock from Waywood Investment Ltd. through a stock purchase agreement.

On February 12, 2003, the Company entered into a share exchange agreement with Great Admirer, pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes our wholly owned subsidiary, and the shareholders of Axiom became our controlling shareholders. This transaction was accounted for as a reverse acquisition.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd., as a wholly owned subsidiary of Aiwa Co., Ltd. of Japan, to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed in June 1997 to Aiwa Wales Manufacturing Limited ("AWM"). The name was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the Acquisition of AWM by Great Admirer. Whatever organizational and acquisition costs incurred by Aiwa/Axiom were recorded on the books of Axiom.

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

Prior to the acquisition by Great Admirer in April 2002, Axiom had been a wholly owned subsidiary of Aiwa Europe Ltd., which was itself a wholly-owned subsidiary of Aiwa Co., Ltd, which was effectively acquired by Sony Corporation on October 1, 2002. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

Axiom, as a subsidiary of Aiwa Europe Ltd. was a redundant manufacturing facility in Europe and Sony/Aiwa Company arranged for its sale to Great Admirer. Sony/Aiwa, rather than abandon the facility, considered the need of the local economy and thus arranged for the transfer of ownership.

This transaction was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. After completion of the merger, Oxford filed prior historical financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002). The continuing operations of the Registrant will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom, commencing on January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under APB 16.

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

Description of Business

The Company, through its subsidiary Axiom Manufacturing Services Limited in the UK, provides electronics manufacturing services to original equipment manufacturers (OEMs) in the following market sectors:

  o   telecommunications equipment,
  o   computers and related products for business enterprises,
  o   video/audio/entertainment products,
  o industrial control equipment, testing and instrumentation products and medical devices.

The Company offers OEMs comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and after-market support. OEMs contract with the Company to build their products or to obtain services related to product development, manufacturing and post-production requirements. In many cases, the Company builds and services products that carry the brand names of its customers.
The Company has developed relationships with OEMs in a diverse range of industries, including computer systems and peripherals, wired and wireless communications, networking and storage equipment, consumer electronics, industrial equipment, medical devices and commercial avionics. By efficiently and aggressively managing its business, the Company is able to offer its customers an outsourcing solution that gives a lower total cost of manufacturing than what is typically provided by their own internal operations.

Substantially all of the Company's manufacturing services are provided on a turnkey basis, where the Company purchases customer-specified components from suppliers, assembles the components onto printed circuit boards, performs post-production testing and provides customers with production processes and testing documentation. The Company offers its customers with flexible, "just-in-time" delivery programs allowing product shipments to be closely coordinated with its customers' inventory requirements. Additionally, the Company completes the assembly of its customers' final product at the Company's facilities by integrating the printed circuit board assemblies into the customers' finished products. The Company also provides manufacturing services on a consignment basis, where it utilizes components supplied by the customer and provides assembly and post-production testing services.

The Company's Services

The Company believes that there is increasing demand from OEM to outsource manufacturing and that they are actively seeking collaborative relationships with CEM's. The Company provides its customers with a total solution that allows the Company to take its customers' products from initial design through production, test, distribution and after-market support. The services that the Company offers include:

Engineering & Design. The Company offers engineering, design, prototype and related services that help its customers design their products for optimal manufacturing and testing. The Company's electrical, mechanical and packaging engineers provide customers with circuit design, printed circuit board layout, mechanical designing and test fixture design services. The Company also provides design for procurement, design for manufacture and design for test services. The Company's design for procurement service identifies areas in which the cost of its customers' products can be reduced by decreasing material costs and effective inventory management. The Company's design for manufacture service seeks to achieve defect-free and cost-effective product designs, reduce product development cycles, create high initial production yields and establish superior product quality. The design for test service focuses on achieving the highest level of fault detection and isolation before products are shipped

Materials Procurement and Management. Materials procurement and management consists of the planning, purchasing, expediting and warehousing of components and materials. The company's inventory management and volume procurement capability contributes to cost reductions and reduces total cycle time.

Product Assembly and System Integration. The Company's manufacturing services include assembly of the subsystems of electronics products, the final assembly and integration of complete products incorporating printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. The Company builds a wide range of final products and believes it is well positioned to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration. In addition, Axiom's build-to-order and configure-to-order capabilities complement its expertise in final product assembly by allowing it to postpone the final configuration of its customers' products until actual end-user specifications are received, thus reducing finished inventory levels for Axiom and its customers.

Testing. The Company offers computer-aided testing of assembled printed circuit boards, subsystems and systems, which contributes significantly to its ability to deliver high-quality products on a consistent basis and works with its customers to develop product-specific test strategies. The Company's test capabilities include manufacturing defect analysis, in-circuit tests to check the circuitry of the board as well as functional tests. The Company either custom designs test equipment and software itself or uses test equipment and software provided by its customers. In addition, the Company provides environmental stress tests for assemblies of boards or systems.

Logistics and Distribution. The Company offers services related to the configuration and shipment of its customers' products. The Company performs final product packaging and distribution services for completed products, as well as direct order fulfillment. The Company increasingly delivers final products directly into its customers' distribution channels and to its customers' end-users. The Company believes that these services complement Axiom's comprehensive manufacturing solution, enabling its customers to be more responsive to changing market demands and enable them to get their products to market more efficiently and at a lower total cost.

After-Market Services. The Company provides a wide range of after-market services, including repair, refurbishment, re-manufacturing, system upgrades and spare part manufacturing. These services are supported by specific information systems and testing technologies and can be tailored to meet the specific requirements of each customer.

Business Strategy

The goal of the Company is to be an electronics manufacturing services outsourcing provider for leading original equipment manufacturers in high growth segments of the electronics industry. To meet this goal, the Company intends to implement the following strategies:

Maintain and Develop Close, Long-Term Relationships With Customers. The Company's core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of its customers' manufacturing operations. To this end, the Company works closely with its customers throughout the design, manufacturing and distribution process, where the Company offers a flexible and responsive service. The Company believes it develops stronger customer relationships by relying on its dedicated account management teams that respond to frequently changing customer design specifications and production requirements.

Focus on High-End Products in High Growth Sectors. The Company as a relative newcomer to the CEM market place has positioned itself as a supplier of low volume, high added value services in niche markets. Its customers fall in the consumer, industrial, military, office equipment and medical sectors with the types of products manufactured ranging from easy to assemble, low-cost high-volume products targeted for the consumer market to complicated state-of-the-art, mission critical electronic hardware. The Company offers state-of-the-art products for industry leaders requiring specialized engineering design and production services as well as high volume manufacturing capabilities to its customer base. The Company's ability to offer both of these services enables it to maintain and expand its business relationships.

Deliver Complete High and Low Volume Manufacturing Solutions Globally. The Company believes original equipment manufacturers are increasingly requiring a wide range of specialized engineering and manufacturing services in order to reduce their costs and accelerate their time-to-market and time-to-volume production. Building on its integrated engineering and manufacturing capabilities, the Company offers services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. This full service capability allows the Company to offer its customers the flexibility to move quickly from design and initial introduction to commercial production and distribution.

Enhance the Company's Integrated Design, Manufacturing and Related Services. The Company intends to continue to enhance its service offerings to meet the evolving needs of its customers and to control and manage more effectively their supply chain. The Company has expanded its engineering and design capabilities and its new product introduction services through additional investment and believes that its ability to support customers in these areas provides it with an insight into its customers' future manufacturing requirements.

Generation of increased levels of business from the Company's Existing Customers and Expansion of its Customer Base. The Company believes that organically growing the level of business from its existing customers and expanding its customer base are critical to its future success. The Company continually evaluates the requirements of its existing customers, and looks for opportunities to provide them with additional services from existing facilities, thereby strengthening the relationship and increasing the customers' reliance on us and creating long term business relationships.
The Company actively pursues new customers by conducting a focused marketing effort, designed to increase its brand awareness and the likelihood of winning new business.

Marketing and Customers

The Company markets its manufacturing services primarily in the United Kingdom. For fiscal 2004 and 2003, approximately 95% of the Company's sales were originated in the United Kingdom. The Company markets its services through a direct sales force and independent marketing representatives. The following table shows the percentages of the Company's sales by industry sector for the last three years.

Year ending Dec. 31,        2002     2003     2004
--------------------       ------   -------  -------
Computers & Peripherals     0.9%     7.4%     11.3%
Consumer                    42.2     44.8     15.5
Medical                     27.0     22.8     26.1
Industrial                  24.4     22.0     47.0
Office Equipment             5.5      3.0        -
                           ------- --------- -------
     TOTAL                  100 %    100%      100%

The Company's salespeople have knowledge of local markets, which, the Company believes, is critical to identifying new customers and developing new business opportunities. The Company's direct sales force is complemented by several independent firms who serve as its representatives in areas where the Company believes the most significant opportunities exist, and in areas where it has no direct salespeople.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers, however, a number of custom-made components are used and in this case a supplier may be the single source of supply. For the year ended December 31, 2004 and 2003, there were no suppliers who accounted for 10% or more of the Company's purchases.

The Company procures components only when a purchase order has been received from the customer. Although the Company may experience component shortages and longer lead times of various components from time to time, the Company has generally been able to reduce the impact of the component shortages by working with customers to reschedule deliveries, by working with suppliers to provide the needed components using just-in-time inventory programs, or by purchasing components at somewhat higher prices from distributors, rather than directly from manufacturers.

Research and Development

For the year ended December 31, 2004, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog

Order Backlog consists of customer purchase orders and forecasts with delivery dates scheduled within the next 12 months. At December 31, 2004, the Company's backlog was approximately $14.77 million. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Patents and Trademarks

We do not own any patents or trademarks.

Competition

The electronics manufacturing services industry is highly competitive. A number of the Company's competitors are substantially larger, have greater financial, operating, manufacturing and marketing resources than the Company and have a broader geographic breadth and range of services. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, the Company faces increasing competitive pressures to grow its business in order to maintain its competitive position.

Environmental Matters

The Company's operations are subject to certain national and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. The Company is in substantial compliance with all applicable requirements and has achieved ISO 14001, an internationally recognized award. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements.

The Company periodically generates and temporarily handles limited amounts of materials that are considered hazardous waste under applicable law. The Company contract for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to the Company, and the Company is not aware of any facts or circumstances that would cause it to incur significant costs or liabilities in the future related to environmental, health and safety law compliance. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, we may be required to incur substantial additional expenditures.

Employees

As of December 31, 2004, the Company had 161 full-time employees. From time to time, the Company may hire temporary workers. Six percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.


Item 2. Description of Property

The Company's principal operating offices, engineering and manufacturing facilities are situated on approximately 26.8 acres of land located in Technology Park, Newbridge in South Wales, the United Kingdom. The Company owns the above-mentioned properties. The gross internal area is approximately 307,000 square feet. The Company believes that its properties are deemed to be suitable and adequate for its present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.

A portion of the Company's unused office spaces was leased to General
Dynamics UK Ltd., a defense manufacturing company in the UK, as office spaces, and to Saints Transport, a transportation company also in the UK, for the storage of aircraft interiors. The following table summaries certain information regarding the leases.

   Leaseholder      leased property    Monthly Rent Expiration Date
-----------------  ------------------  ------------ ---------------
General Dynamics   19,768 square feet   $  11,190    June 2005
General Dynamics   12,232 square feet   $   6,924    month by month
Saints Transport   20,000 square feet   $   5,000    month by month

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005. The lease expires in October 2006. The monthly rent payment is $2,500.


Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2004.


                                PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is no public trading market for the common stock of the Company.

Holders

As of April 15, 2005, there were 357 holders of record for the Company's common shares. There is only one class of stock outstanding.

Stock Options, Warrants and Convertible Securities

The Company has not granted any stock options or warrants to purchase shares of its common stock, and the Company has not issued and do not have any securities outstanding that may be converted into its common shares or have any rights convertible or exchangeable into shares of its common stock.

Dividends

The Company has not paid any dividends since its incorporation and currently does not anticipate the payment of dividends in the foreseeable future. The Company intends to retain future earnings, if any, to fund the expansion and growth of its business. Payments of any future cash dividends on the Company's common stock will be at the discretion of its board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors deem relevant.

There are no restrictions in the Company's Article of Incorporation or Bylaws that prevent it from declaring dividends. The Delaware Revised Status, however, do prohibit the Company from declaring dividends, after giving effect to the distribution of the dividend: (i) the Company would not be able to pay our debts as they become due in the usual course of business; or (ii) the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any compensation plan under which equity securities are authorized for issuance.

Sale of Unregistered Securities

On March 8, 2002, the Company issued 5,000,000 shares of our common stock, valued at $500, to Waywood Investment Ltd. for services it rendered in connection with the Company's organization. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption is available because no public offering was involved.

On February 12, 2003, the Company entered into a share exchange agreement with Great Admirer Ltd., pursuant to which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Ltd. on a one-to-one basis. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption is available because no public offering was involved.

On March 18, 2003, Great Admirer Ltd. distributed, out of the 13,564,002 shares, 213,000 shares of the Company's common stock to 355 employees of Great Admirer's affiliated companies. None of the above-mentioned persons are U.S. persons as defined in Regulation S under the Securities Act of 1933, as amended.

The Company has never utilized an underwriter for offerings of its securities.

Transfer Agent

Our transfer agent is PublicEase Inc., 3663 E. Sunset Road, Las Vegas,
NV 89120.


Item 6. Management's Discussion and Analysis or Plan of Operations

This Annual Report on Form 10-KSB contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "could," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company was incorporated in the State of Delaware on March 8, 2002, as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Ltd. ("Axiom") with the exchange and issuance of 13,564,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remain the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transactions combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information of Axiom, and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003, under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

The Company conducts its business through its subsidiary, Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer Ltd. in April 2002, Axiom has been a wholly owned subsidiary of Aiwa Europe Limited, which was itself a wholly owned subsidiary of Aiwa Co., Ltd, which was effectively acquired by Sony Corporation on October 1, 2002. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services to third parties until July 2001 when all Aiwa brand products were terminated, and Axiom continued only as a contract electronic manufacturing services provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider.

The Company provides electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers in the telecommunications equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products, medical devices markets and domestic appliances. The Company offers its customers with a full range of services, from initial design through production, test, distribution and after-market support. In many cases, the Company builds and serves products that carry the brand names of the Company's customers.

Substantially all of the Company's manufacturing services are provided on a turnkey basis, whereby the Company purchases customer-specified components, assembles the components on printed circuit boards, performs post-production testing and provides its customers with production process and testing documentation. The Company offers its customers with flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Additionally, the Company completes the assembly of its customers' products at the Company's facilities by integrating printed circuit board assemblies into other elements of the Company's customers' products. The Company also provides manufacturing services on a consignment basis, whereby the Company utilizes components supplied by its customers to provide assembly and post-production testing services.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:


 	 	                            Percentage
 	 	                            Year Ended

 	 	                           2004       2003
                                    ----------   --------
  Revenue                            100.0 %      100.0%
  Cost of sales                       91.9        102.6
  Gross profit (loss)                  8.1        (2.6)
  Operating expenses                  10.5         11.2
  Operating income (loss)            (2.5)       (13.8)
  Other income (expense)               3.8          4.7
  Income (loss) before income taxes    1.3        (9.1)
  Income tax                             -            -
  Net income (loss)                    1.3%       (9.1%)

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenues

Revenues for the year ended December 31, 2004, were $27.82 million representing an increase of $7.40 million, or 36.2%, as compared to $20.42 million for the year ended December 31, 2003. The increase in revenue was largely a result of expanding the Company's customer base to include two new customers and by generating additional revenues from existing customers. The total number of the Company's customers increased from 13 at the end of December 2003 to 15 as of December 31, 2004.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the year ended December 31, 2004, the Company's cost of sales was $25.57 million as compared to $20.95 million for the year ended December 31, 2003. This was an increase of $4.62 million, or 22.1%, for the year ended December 31, 2003. The
Company attributes the increase in its cost of sales for the year ended December 31, 2004, primarily to the growth of sales during the year. However, the Company's increase in cost of sales was 22.1% as compared to 36.2% of the Company's increase in sales. This means that during fiscal 2004, the Company's gross margin improved, which was largely due to the Company's better utilization and efficiency of labor, and its better product scheduling using its manufacturing resources planning system.

Operating Expenses

Operating expenses, consisting of selling, general, administrative expenses, and restructuring cost, increased by $0.64 million, or 28.0%, to $2.93 million in 2004, as compared to $2.29 million in fiscal 2003. A large portion of the increase is attributable to the restructuring costs, $275,000, or 42.9% of the increase in operating expenses, related to the reduction of headcount (from 210 in December 2003 to 161 in December 2004) following the Company's restructure of its business structure from OEM (Original Equipment Manufacturing) to Electronics Manufacturing Services (EMS). Excluding the restructuring costs, the increase in operating expenses was $366,000, or 16.0%, in selling, general, administrative expenses, which was less than the increase in sales of the Company.

Rental Income and Economic Development Grant

For the year ended December 31, 2004, the Company's rental income increased to $553,000 from $459,000, or 20%, in the same period of the prior year.
Since July 1, 2002, the Company has leased a total of 42,000 square feet of its unused office spaces to two corporate entities. The increase in rental income in fiscal 2004 was primarily due to that additional spaces were rented out. For the year ended December 31, 2004, the government economic development grant was amortized in the amounts of $682,000 as compared to $606,000 for the year ended December 31, 2003.

Interest Income

There was no interest income for the year ended December 31, 2004, as compared to $1,000 for the year ended December 31, 2003, due to the Company's low balance on its bank deposits.

Interest Expenses

Interest expenses for the year ended December 31, 2004, was $190,000 as compared to $103,000 for the year ended December 31, 2003. The increase of $87,000 in interest expenses was attributable to having a higher average borrowing balance in fiscal 2004.

Net Income/(Loss)

As a result of the factors discussed above, the Company reported a net income of $363,000 for the year ended December 31, 2004, as compared to a net loss of $1.85 million for the previous year. This resulted in basic and diluted net income per share of $.02 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2004, as compared to net loss per share of $.10 on weighted average common shares outstanding of 17,988,660 for the year ended December 31, 2003.

Liquidity and Capital Resources

Since 2002, the Company has been financed primarily through cash flow from operations, government grant, and to a lesser extent, limited short term financing. In July 2002, the Company received a grant in aid of $3,863,000 from Nation Assembly for Wales, UK. The fund was made available to safeguard jobs following the decision by Aiwa Europe Ltd. to end its original equipment production. The Nation Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula, to reduce expenses.

As of December 31, 2004, the Company had cash and cash equivalents of $18,000, as compared to $301,000 as of December 31, 2003. The decrease in cash and cash equivalent of $283,000 was primarily a result of cash being used for bank interest, and invoice discounting and bank charges. The working capital increased by $33,000 over the year with higher debtor balances while creditors have reduced.

For the year ended December 31, 2004, $351,000 of cash was invested in the purchase of property and equipment while $51,000 was received from sale of assets surplus to requirements. Financing activities during the year ended December 31, 2004, provided cash of $1.21 million, funded through invoice discounting and bank loans.

The Company's bank facilities comprise an invoice discounting facility with a maximum advance limit of $3,257,200, subject to the level of qualifying sales invoiced, and a bank overdraft of $191,600. Interest rates on these facilities are calculated based on the Bank of England Base lending rates.
At December 31, 2004, interest on the invoice discounting facility was charged at 1.8% above Base and interest on the bank overdraft at 2% above Base.
The accounts receivable of the Company are collateral for this arrangement.

The following summarizes the Company's debt and other contractual obligations at December 31, 2004:

          Description           Amount                  Term
------------------------   ---------------  ------------------------------
Invoice discounting         $   2,770,000   Ongoing until facility terminated
Bank loan                   $     155,000   5 year term commencing June 2002
Bank Overdraft	          $     188,000
Inter-company Loan          $      93,000
Finance lease agreements    $     286,000  10 year term commencing August 2002
------------------------------------------------------------------------------
       Total                $   3,492,000

As of the date of this Annual Report, the Company is in compliance with all covenants under existing credit facilities. In the event that adequate funding is not available from existing credit facilities, the Company will work with its existing lenders to identify additional sources of financing. While there can be no assurance that the Company will have sufficient funds over the next twelve months, the Company believes that funds generated from operations plus borrowings under its invoice discounting facility will be adequate to meet anticipated future operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, the continuing operating and investing activities of the Company may require it to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions the Company believes to be reasonable under the circumstances. Future events, however, may differ markedly from the Company's current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, the Company believes revenue recognition and accounts receivable and allowance for doubtful accounts are two critical accounting policies that involve the most complex, difficult and subjective estimates and judgments.

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting
Bulletin No. 104, "Revenue Recognition." SAB 104 requires that revenue generally can be recognized when all of the following four criteria are met:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria
(3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period in which the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time when the Company and its customers jointly determine that the product has been delivered or no refund will be required.

Accounts Receivables and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.
The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, the Company's customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.


Item 7. Financial Statements.

See pages F-1 through F-13.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On April 19, 2003, following the Company's acquisition of Axiom Manufacturing Services Ltd., Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co. resigned as the independent public accountants of the Company. At the same time, the Company engaged GRACE T. FAN, CPA, LLC, d/b/a ATA CAPS GROUP, as its independent public accountants. The decision to engage ATA CPAs Group was approved by the Company's board of directors.

Stan J. H. Lee's report on the financial statements of the Company for the period from March 8, 2002 (date of inception) to June 30, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principals, except that their report included an explanatory paragraph stating that the Company was a development stage company and had not yet begun operations. These factors raised substantial doubt as to the Company's ability to continue as a going concern.

During the period from March 8, 2002, (inception) to the date of Stan J.H. Lee's dismissal, there were no disagreements between Stan J. H. Lee, CPA and the Company, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stan J. H. Lee, CPA, would have caused Stan J. H. Lee, CPA, to make reference to the matter in its reports on the financial statements of the Company. During the period from March 8, 2002 (inception) to December 31, 2002, there were no reportable events as that term is described in Item 304(a) 1)(iv) of Regulation S-B.

At no time preceding April 21, 2003 has the Company (or anyone on behalf of it) consulted with GRACE T. FAN, CPA, LLC, d/b/a ATA CAPS GROUP, on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Stan J. H. Lee, CPA, or a reportable event.

On June 17, 2003, the Company engaged Demetrius & Co., LLC, as its independent registered public accountants. Following this engagement, Demetrius & Co., LLC audited the Company's financial statements for the years and periods as specified by Regulation S-X in connection with the Company's acquisition of Axiom Manufacturing Services Limited. Grace T. Fan, CPA, LLC, d/b/a ATA CPAs Group was dismissed as the Company's independent public accountants after the Board of Directors approved the appointment of a new independent auditor.

Grace T. Fan, CPA, LLC, d/b/a ATA CPAs, Group served as the Company's independent public accountants for the period from April 19, 2003, to June 17, 2003, during which Grace T. Fan, CPA, LLC never prepared or issued a report on behalf of the Company.

During the period from April 19, 2003, to Grace T. Fan, CPA, LLC's dismissal on June 16, 2003, there were no disagreements between Grace T. Fan, CPA,
LLC and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grace T. Fan, CPA, LLC would have caused Grace T. Fan, CPA, LLC to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from April 19, 2003 to June 17, 2003, the date of Grace T. Fan, CPA, LLC's dismissal, there were no reportable events as that term is described in Item 304(a)(1)(iv) of Regulation S-B.

At no time prior to June 17, 2003, did the Company (or anyone on behalf of it) consult with Demetrius & Co., LLC on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement with Grace T. Fan, CPA, LLC, or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.


Item 8A. Controls and Procedures

As of December 31, 2004, under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


Item 8B. Other Information

None.



                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Each of our directors is elected by the shareholders to a term of one year and serves until his or her successor is elected and qualified, or until he or she resigns or is removed from office. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she resigns or is removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors are as set forth below:

       Name         Age                       Office
-----------------  ----- ---------------------------------------------------
Jacinta Sit         32   President, Chief Financial Officer and Director
Shaun Ashmead       37   Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam   34   Secretary and Director
Won Chew Chai       45   Director

JACINTA SIT has been our President and Chief Financial Officer and a director since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil. Since September 2003, Ms. Sit has been the president, chief financial officer and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong, and since October 2003, a director of Weston Technologies Corp., a Delaware corporation whose business plan is to develop, manufacture, and market an electronic device known as "Flameless and No-tar Cigarette Substitute".

SHAUN ASHMEAD has been serving as Managing Director of Axiom Manufacturing Services Ltd., since March 2004. Prior to that, he was Axiom's Operations Director (April 2004 to March 2004), responsible for all aspects of the business other than sales. From September 2002 to August 2003, Shuan was Head of Administration Group responsible for Finance, Human Resources and Factory Engineering, and Company Secretary. From July 2001 to September 2002, Shaun was Axiom's Head of Quality and Engineering Group, responsible for Technical Engineering, including new product introduction, supplier and product quality, Test Engineering and Market Quality Investigation Centre. Shaun has been employed with Axiom since 1986, predominately within a Quality Managers role until 2001, and has been instrumental in ensuring that Axiom has achieved awards such as ISO 9002, ISO 14001, QS 9000 and TS16949 and continues to ensure that the recognized standards are met or exceeded.

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

Significant Employees

There are no significant employees.

Family Relationships

There are no family relationships among directors or officers.

Involvement in Certain Legal Proceedings

During the past five years, none of the Company's officers, directors, promoters or control persons has had any of the following events occur:

 (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

(iii) being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

(iv) being found by a court of competent jurisdiction, in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Code of Business Conduct and Ethics may be obtained by any person, without charge, who sends a written request to Oxford Technologies, Inc., 80 Wall Street, Suite 818, New York, NY 10005. The Company will disclose any waivers or amendments to its Code of Business Code and Ethics on Item 10 of a Form 8-K.


Item 10.  Executive Compensation

None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $122,792 in salary and approximately $4,789 in pension in 2004. Shaun Ashmead was appointed Axiom's managing director in March 2004. In accordance with Item 402(a)(5) of Regulation S-B, the Company has omitted certain columns from the table required by Item 402(b).

Except there is a key man life insurance on Shaun Ashmead, the Company has no profit sharing, stock option or other similar programs have been adopted for the benefit of the Company's executive officers and directors.

Option/SAR Grants

The Company does not have a stock option plan. No stock options have been granted or exercised by any of the officers or directors since the Company was founded.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

The members of our Board of Directors are not compensated for their service as members of the Board of Directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control
Arrangements

There are no employment agreements between the Company and its executive officers. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change-in-control or a change in the named executive officer's responsibilities following a change-in-control.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of April 15, 2005, each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                     Name and Address     Number of Shares    Percentage
 Title of Class    of Beneficial Owner   Beneficially Owned   of the Class
---------------  -----------------------  ----------------- -------------
 Common Stock    Great Admirer Ltd. (i)     17,601,002        94.8% (ii)
                 2 Queen's Road, Central
                 Hong Kong
---------------------------------------------------------------------------

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding on April 15, 2005.

As of April 15, 2005, no options, warrants or rights to acquire shares were granted and outstanding.

Security Ownership of Management

Except Shaun Ashmead, the managing director of Axiom Manufacturing Services Ltd., a subsidiary of the Company, owns 600 shares of the Company's common stock, none of the Company's executive officers and directors beneficially owned the Company's securities.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


Item 12. Certain Relationships and Related Transactions

Transactions with Officers and Directors

The Company has no transactions with officers and directors as required to be disclosed under Item 404(a) of Regulation S-B.

Transactions with Promoters

On March 8, 2002, in connection with our organization, the Company issued 5,000,000 shares of its common stock to Waywood Investment Ltd. for services valued at $500.


Item 13. Exhibits.

The following exhibits are filed herewith:

 Exhibit
   No.              Description                       Location
--------  ---------------------------------  -------------------------------
3.1        Certificate of Incorporation      Incorporated by reference to
                                             Exhibit 3.1 to the Company's
                                             Registration Statement on Form
                                             10-SB, filed on June 10, 2002,
                                             Commission File No. 0-49854.

3.2        Bylaws                            Incorporated by reference to
                                             Exhibit 3.2 to the Company's
                                             Registration Statement on Form
                                             10-SB, filed on June 10, 2002,
                                             Commission File No. 0-49854.

4.1        Specimen Form of the Company's    Incorporated by reference to
           Stock Certificate                 Exhibit 4 to the Company's
                                             Amendment No. 1 to the
                                             Registration Statement on Form
                                             10-SB, filed on July 29, 2002,
                                             Commission File No. 0-49854.

14.1        Code of Business Conduct and     Incorporated by reference to
            Ethics                           Exhibit 14.1 to the Company's
                                             Annual Report on Form 10-KSB
                                             for the year ended December 31,
                                             2003.

21.1        Subsidiaries of the Registrant   Incorporated by reference to
                                             Exhibit 21 to the Company's
                                             Registration Statement on Form
                                             SB-2, filed on July 20, 2004,
                                             Commission File No. 333-117500.

31.1	      Certification pursuant to        Filed herewith
            Section 302 of the Sarbanes-
            Oxley Act of 2002

32.1        Certification Pursuant to        Filed herewith
            Section 906 of the Sarbanes-Oxley
            Act of 2002



Item 14. Principal Accountant Fees and Services

(1) Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2004 and 2003 and reviews of the Company's interim financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $ 39,000 and $ 32,000, respectively.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees: None.

(4)  All Other Fees: None.

(5) Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2004 and 2003.



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


OXFORD TECHNOLOGIES INC.



Dated: April 19, 2005

By: 	/s/ Jacinta Sit
-------------------------
Jacinta Sit, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


     Signature             Capacity                 Date
-----------------   ------------------------   -------------------
/s/ Jacinta Sit     President and Director	April 19, 2005
Jacinta Sit

/s/Vivian Lee-Yu Lam  Director and Secretary    April 19, 2005
Vivian Lee-Yu Lam









                         OXFORD TECHNOLOGIES, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report...................................         F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003...         F-2

Consolidated Statement of Operations for the Years Ended
  December 31, 2004 and 2003...................................         F-3

Consolidated Statement of Changes in Stockholders' Equity
  for the Years Ended December 31, 2004 and 2003...............         F-4

Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2004 and 2003..................................         F-5

Notes to Financial Statements as of December 31, 2004 and 2003.         F-6





           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. and its subsidiary at December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Oxford Technologies, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
----------------------------
DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 25, 2005





                          OXFORD TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                          Dec. 31         Dec. 31
                                                            2004            2003
                                                       -------------  -------------
                                                          US $'000      US $'000
Current assets:

Cash and cash equivalents.......................        $       18      $      301
Accounts receivable, net of allowance for doubtful
 accounts of $ nil and 3,000 as of Dec. 31, 2004 and
  Dec. 31, 2003 respectively....................             6,558           5,853
Inventory.......................................             5,244           5,276
Other current assets............................               360             362
                                                        -----------    -----------
   Total Current Assets.........................            12,180          11,792

Property and equipment, net of accumulated depreciation
 of $26,999 and $25,575 as of Dec. 31, 2004 and
 Dec. 31, 2003, respectively....................            16,248          15,429
                                                       ------------     -----------
                                                       $    28,428     $    27,221
                                                       ============    ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable................................        $    6,273      $    6,354
Notes payable, current portion..................             3,171           1,941
Taxes payable...................................               402             739
Accrued expenses and other payables.............               363             750
Deferred income, current portion................               713             783
                                                      ------------      -----------
   Total Current Liabilities....................            10,922          10,567

Long-term Liabilities:

Deferred income, non-current portion............             2,104           2,623
Notes payable, non-current portion..............               321             346
                                                      ------------      ------------
   Total Long-term Liabilities..................             2,425           2,969

Stockholders' Equity:

Preferred stock, 20,000,000 shares authorized,
  none issued...................................                 -               -
Common stock, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding......                 2               2
Additional paid in capital......................            32,927          32,927
Accumulated Other Comprehensive Income..........             2,797           1,764
Accumulated Deficit.............................          (20,645)        (21,008)
                                                      -------------    ------------
   Total Shareholders' Equity...................            15,081          13,685
                                                      -------------    ------------
                                                      $     28,428     $    27,221
                                                      =============    ============




          The accompanying notes are an integral part of the statements.






                          OXFORD TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS


                                                 Years Ended December 31,
                                               ---------------------------
                                                     2004            2003
                                               -------------   -----------
(Dollars in thousands except per share data)       US$'000       US$'000

Sales.....................................     $     27,818    $    20,421
Cost of Sales.............................           25,572         20,949
                                              --------------  -------------
Gross Profit /(Loss) .....................            2,246           (528)

Operating Expenses
  Restructuring cost......................              275               -
  Selling, general and administrative.....            2,653           2,287
                                               -------------  --------------

       Operating Loss.....................            (682)          (2,815)

Other Income and Expenses
  Rental income...........................              553              459
  Economic development grant..............              682              606
  Interest income.........................                -                1
  Interest expense........................            (190)            (103)
                                                ------------   -------------

Net Income/(Loss) ........................       $      363     $    (1,852)
                                                ============   =============

Basic and diluted income/(loss) per share.       $     0.02     $     (0.10)
                                                ============    ============

Weighted average common shares outstanding.      18,564,002       17,988,660
                                                ============    ============



          The accompanying notes are an integral part of the statements.








                           OXFORD TECHNOLOGIES, INC.
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                  Common Stock                                              Accumulated Other  Comprehensive
                                  par value $.0001             Additional      Accumulated    Comprehensive       Income/
                               Shares             Amount     Paid in Capital     Deficit           Income         (Loss)
                           -----------------  ------------ ----------------- -------------  --------------  ---------------
                                                 US$'000       US$'000           US$'000        US$'000          US$'000

Balance, Dec. 31, 2002          13,564,002    $      1       $    32,973     $   (19,156)       $      390
                               ============    ==========    ===========      ===========      ============
Common stock issued
 in acquisition                  5,000,000           1
Stock issuance costs                                                (46)
Comprehensive income (loss)
Net loss                                                                          (1,852)                     $   (1,852)
Foreign currency translation adjustment                                                              1,374         1,374
                                                                                                              -----------
Total comprehensive loss                                                                                      $    (478)
                            ---------------   ------------  -------------   -------------   --------------    ===========
Balance, Dec. 31, 2003         18,564,002     $       2      $   32,927     $   (21,008)      $    1,764
                            ==============    ===========   =============   =============   ==============

Comprehensive income (loss)
Net income                                                                          363                       $     363
Foreign currency translation adjustment                                                            1,033          1,033
                                                                                                              ----------
Total comprehensive loss                                                                                      $   1,396
                            --------------   ------------  --------------   ------------    -------------     ==========
Balance, Dec. 31, 2004        18,564,002      $       2     $   32,927      $   (20,645)      $     2,797
                            =============    ============   ===========     =============   =============


             The accompanying notes are an integral part of the statements.







                         OXFORD TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS



                                                  Years Ended December 31,
                                               ---------------------------
                                                   2004            2003
                                               -------------- -------------
                                                  US $'000       US $'000
Cash Flows From Operating Activities:
Net Income/(Loss).........................      $       363    $   (1,852)
 Adjustments to reconcile net income to net cash
  Used in operating activities:
   Depreciation and amortization..........              671          1300
   Amortization of grant received.........            (682)         (606)

Changes in operating assets and liabilities:
  Accounts receivable.....................            (705)        (2,135)
  Inventory...............................               32        (1,344)
  Other assets............................                2             10
  Accounts payable........................             (81)          2,866
  Taxes payable...........................            (337)            403
  Accrued expenses and other payables.....            (387)            523
  Deferred income.........................               93          (263)
                                                 ----------    -----------
      Cash used in operating activities...          (1,031)        (1,098)

Cash Flows From Investing Activities:
Purchase of property and equipment........            (351)          (244)
Proceeds from sale of property and equipment             51             -
                                                 ----------    -----------
      Cash used in investing activities...            (300)          (244)

Cash Flows From Financing Activities:
Costs of issuance of stock................                -           (46)
Proceeds from notes payable...............            1,205          1,514
                                                 -----------   -----------
      Cash provided by financing activities           1,205          1,468

Effect of exchange rate changes on
  cash and cash equivalents...............            (157)            128
                                                 ----------    -----------

Increase/(Decrease) in cash and
  cash equivalents........................            (283)            254

Cash and Cash Equivalents, Beginning......       $      301     $       47
                                                 ===========   ===========
Cash and Cash Equivalents, Ending.........       $       18     $      301
                                                 ===========   ===========


Supplemental disclosure of cash flow information:
 Cash paid for interest...................       $      190     $      98
                                                 ===========   ==========




       The accompanying notes are an integral part of the statements.





                          OXFORD TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2004 and 2003


NATURE OF OPERATIONS

Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers with comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom that were owned by Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. The Company, as the legal acquirer, was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom.

At the time Great Admirer acquired Axiom in April 2002, Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore, no costs incurred by Great Admirer were recorded in the accounts of Axiom.

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

Net Income/(Loss) Per Common Share - Basic net income/(loss) per share of common stock is calculated by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

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

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of our customers.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded.

Property, plant and Equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various assets classes as follows:

Buildings & building improvements     20 to 45 years
Machinery & equipment                 5 to 10 years
Fixtures & fittings                   3 to 8 years

Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.

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

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values at December 31, 2004 and December 31, 2003.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.

Advertising Costs - The Company expenses advertising costs when incurred.

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2004 and 2003 includes foreign exchange translation gains.

Critical Accounting Policies - The Company considers the valuation of inventory and foreign currency translation as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

Restructuring - To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring costs.

Recent Accounting Pronouncements - In November 2004, the FASB issued Statement No.151, Inventory Costs - an amendment of ARB No. 43, Chapter 4 (FAS 151), which is effective beginning January 1, 2006. FAS 151 requires that abnormal amounts of idle facility expenses, freight, handling costs and wasted material be recognized as current period charges. The Statement also requires that allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on the Company's financial position or result of operation has not yet been determined.

In December 2004, the FASB issued Statement No.123R, Share-Based Payment
(FAS 123R), which is effective beginning July 1, 2005. FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No. 123, Accounting for Stock-Based Compensation. The effect of this Statement on the Company's financial position or results of operations has not yet been determined.

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and 2003 consisted of the following:

                                      2004       2003
                                   ---------  ----------
                                     US'000      US'000

Building & building improvements   $  18,017   $  16,776
Machinery & equipment                 18,330      17,886
Fixtures and fittings                  6,900       6,342
                                   ----------  ---------
                                      43,247      41,004
Less: accumulated depreciation      (26,999)    (25,575)
                                   ----------  ----------
           Total                   $  16,248   $  15,429
                                   ==========  ==========

Depreciation and amortization expenses amounted to $671,000 and $1,300,000 for the years ended December 31, 2004 and 2003 respectively.

3.  LOAN PAYABLE

The following is a breakdown of loan payable as of December 31, 2004 and 2003:

December 31,2004:

                           Current portion    Non-current

Invoice discounting            $   2,770       $        -
Bank loan                            257               86
Inter-company loan                     -               93
Finance lease agreement              144              142
                               ----------      ----------
         Total                 $   3,171       $      321
                               ==========      ==========

December 31, 2003:

                          Current portion      Non-current

Invoice discounting            $   1,715       $       -
Bank loan                            146             145
Finance lease agreement               80             201
                               ---------       ---------
             Total             $   1,941       $     346
                               =========       ==========

The following is a schedule of future payments required under bank loan and finance lease:

     2005                       $  3,171
     2006                            258
     2007                             63
                                --------
                                $  3,492
                                ========

4.  DEFERRED INCOME

In July 2002, the Company received a grant in aid of $3.863,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end the original equipment production. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to reduce expenses as follows:

                     Amortization     Allocation       Monthly
    Catagory            Months          Amount       Amortization
-----------------    -------------   -------------   --------------
                                        US$'000         US$'000

Staff                     60            $ 2,823         $    47
Building                 432            $ 1,014         $     2
Plant & Machinery         84            $    26         $     1
                                       ---------        --------
       Total                            $ 3,863          $   50
                                       =========        ========

5.   ADVERTISING EXPENSES

Advertising expenses for the years 2004 and 2003 were $191,199 and $80,767, respectively.

6.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $553,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The leasee has opted to renew the lease for the period ended June 30, 2005.

7.  INCOME TAX

The Company's subsidiary, Axiom has UK carry forward losses amounting to US$31,317,000 and US$6,302,000 in 2004 and 2003 respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:

Deferred tax asset:                   2004            2003
                                   ----------     ------------
                                    US$'000         US$'000

Net operating loss carry forward   $  31,317      $  26,816
                                   ==========     ==========

Deferred tax assets (30%)              9,395          8,045
Valuation allowance                  (9,395)        (8,045)
                                   ----------     ----------
Net deferred tax assets             $      0       $      0
                                   ==========     ==========

8.  BENEFIT PLAN

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $133,026 and $132,000 for the years 2004 and 2003, respectively.

9.  RELATED PARTY TRANSACTIONS

At December 31, 2004, the Company had inter-company loans of $93,000 due to its parent company and affiliates, which was recorded as non-current notes payable.

10.  CAPITAL LEASE

The following is an analysis of the capital lease by major classes. The capital lease liabilities are included in long-term debt.

Class of property              Asset Balances at December 31,

                                    2004          2003
                                 ------------   ------------

Plant and Machinery                  564,749        404,405
Less	:Accumulated Depreciation    (158,099)       (87,668)
                                 ------------   -----------
                                     406,650        316,737
				         ============   ===========

The following is a schedule by years of future minimum lease payments under capital lease together with the present value of the net minimum lease payment as of December 31, 2004:

Year ending December 31

                                                    US $
                                                   ---------
        2005                                       $ 160,593
        2006                                         118,359
        2007                                          51,268
                                                  ----------
                                                   $ 330,220
Less:
   Amount representing interest                     (44,444)
                                                  -----------
Present value of net minimum lease payments          285,776
                                                  ===========

11.  Restructuring Costs

During 2004, the Company recorded pre-tax restructuring of $275,000, relating to downsizing and realigning the business structure from (OEM) Original Equipment Manufacturing to EMS (Electronics Manufacturing Services). The charge is primarily related to employee termination benefits.