Form 10QSB
period 2005-03-31
OXFORD TECHNOLOGIES INC
filed 2005-05-13
CIK 1169567

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                              FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to --_____________

              Commission file number:               000-49854
                                     _______________________________________

                          OXFORD TECHNOLOGIES CORP.
----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                Delaware                                04-3615974
---------------------------------------   -----------------------------------
  State or other jurisdiction             (I.R.S. Employer Identification No.)
    of incorporation or organization)

                 80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                             (212) 809-1200
------------------------------------------------------------------------------
                        (Issuer's telephone number)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of May 12, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]




                          OXFORD TECHNOLOGIES, INC.


                             Table of Contents


Part I. Financial Information

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
    and Dec. 31, 2004 (audited)..............................              3

  Condensed Consolidated Statements of Operations (unaudited) for
    the Three Months Ended March 31, 2005 and 2004...........              5

  Condensed Consolidated Statements of Cash Flows (unaudited) for
    the Three Months Ended March 31, 2005 and 2004............             6

  Notes to Consolidated Financial Statements..................             8

Item 2. Management's Discussion and Analysis or Plan of Operation          12

Item 3. Controls and Procedures...............................             16


Part II.   Other Information

Item 1.  Legal Information....................................             17
Item 2.  Changes in Securities................................             17
Item 3.  Defaults Upon Senior Securities......................             17
Item 4.  Submission of Matters to a Vote of Security Holders..             17
Item 5.  Other Information....................................             17
Item 6.  Exhibits and Reports on Form 8-K.....................             17

Signatures....................................................             18


Item 1.  Financial Statements



                          OXFORD TECHNOLOGIES, INC.
                         Consolidated Balance Sheets
                            (Dollars in thousands)


                                   ASSETS


                                               March 31, 2005  Dec. 31, 2004
                                                 Unaudited       Audited
                                              --------------  -------------
                                                  US$'000         US$'000

Current assets:
Cash and cash equivalents.................       $       17     $        18
Accounts receivable, net of allowance
 for doubtful accounts of $-0- as of
 March 31, 2005 and Dec. 31, 2004.........            5,687           6,558
Inventory.................................            5,873           5,244
Other current assets......................              129             360
                                                 -----------    ------------
   Total Current Assets...................           11,706          12,180

Property and equipment, net of accumulated
 depreciation of $26,855 and $26,641 as of
 March 31, 2005 and Dec. 31, 2004, respectively      15,812          16,248
                                                 -----------    ------------
                                                 $   27,518     $    28,428
                                                 ===========    ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................       $    6,391     $     6,273
 Notes payable, current portion...........            2,633           3,171
 Taxes payable............................              207             402
 Accrued expenses and other payable.......              453             363
 Deferred income, current portion.........              703             713
                                                 ----------    -------------
    Total Current Liabilities.............           10,387          10,922

Long-term Liabilities:
Deferred income, non-current portion......            1,898           2,104
Notes payable, non-current portion........              304             321
                                                 -----------    ------------
     Total Long-term Liabilities..........            2,202           2,425

Stockholders' Equity
Preferred stock, 20,000,000 shares authorized;
 none issued..............................                -               -
Common stock, 100,000,000 shares authorized,
 18,564,002 shares issued and outstanding.                2               2
Additional paid in capital................           32,927          32,927
Accumulated other comprehensive income....            2,581           2,797
Accumulated Deficit.......................         (20,581)        (20,645)
                                                 -----------    ------------
     Total Shareholders' Equity...........           14,929          15,081
                                                 -----------    ------------
                                                 $   27,518     $    28,428
                                                 ===========    ============



          The accompanying notes are an integral part of the statements





                         OXFORD TECHNOLOGIES, INC.
                    Consolidated Statements of Operations


                                                    Three-Month Period
                                                      Ended March 31,
                                               ----------------------------
                                                    2004           2003
                                                -------------  ------------
(Dollars in thousands except per share data)       US$'000        US$'000

Sales...................................         $      6,832   $     7,738
Cost of Sales...........................                6,259         6,770
                                                 ------------   -----------
Gross Profit............................                  573           968

Operating Expenses
 Restructuring cost.....................                    -           167
 Selling, general and administrative....                  776           929
                                                  -----------   ------------

   Operating Loss.......................                (203)         (128)

Other Income and Expenses
 Rental income..........................                 137            118
 Economic development grant.............                 176            171
 Interest expense.......................                (47)           (42)
                                                  ----------   ------------

Net Income..............................           $      63    $       119
                                                  ==========    ===========

Basic and diluted income/(loss) per share          $   0.00     $      0.01
                                                  ==========    ===========

Weighted average common shares outstanding       18,564,002      18,564,002
                                                 ==========     ===========



        The accompanying notes are an integral part of the statements.





                          OXFORD TECHNOLOGIES, INC.
                    Consolidated Statement Of Cash Flows



                                                       Three-Month Period
                                                         Ended March 31,
                                                   ------------------------
                                                       2004         2003
                                                   ------------ -----------
                                                    US $'000      US $'000

Cash Flows From Operating Activities:
Net Income...................................      $      63      $     119
Adjustments to reconcile net income to net cash
 used in operating activities:
 Depreciation and amortization...............            241            267
 Amortization of grant received..............          (176)          (171)

Changes in operating assets and liabilities:
 Accounts receivable.........................            871            149
 Inventory...................................          (629)          (375)
 Other assets................................            231          (391)
 Accounts payable............................            118        (2,366)
 Taxes payable...............................          (195)          (169)
 Accrued expenses and other payable..........             90          2,122
 Deferred income.............................           (40)              -
                                                   ----------   -----------
     Cash used in operating activities.......            574          (815)

Cash Flows from Investing Activities:
 Purchase of property and equipment..........           (34)           (35)
 Proceeds from sale of property and equipment             21              -
                                                   ----------   -----------
     Cash used in investing activities.......           (13)           (35)

Cash Flows from Financing Activities:
 Proceeds from (payments for) notes payable..          (555)            534
                                                   ---------    ------------
    Cash provided (used in) by financing activities    (555)            534

Effect of exchange rate changes on cash
 and cash equivalents........................            (7)           (69)
                                                   ---------    -----------

Decrease in cash and cash equivalents........            (1)          (385)

Cash and Cash Equivalents, Beginning.........      $      18    $       301
                                                   ==========   ===========
Cash and Cash Equivalents, Ending                  $      17    $      (84)
                                                   ==========   ===========


Supplemental Disclosure of Cash Flow Information
 Cash paid for interest.......................      $     47    $        42
                                                   ==========   ===========




       The accompanying notes are an integral part of the statements.


                        OXFORD TECHNOLOGIES, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2005 and 2004

1.  NATURE OF OPERATIONS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2005 and 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Revenue Recognition - Sales revenues are recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance.

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

Advertising Costs - The Company expenses advertising costs when incurred.

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

2.  LOAN PAYABLE

The following is a breakdown of loan payable as of March 31, 2005 and December 31, 2004:

March 31, 2005:

                            Current portion    Non-current
                            ---------------    ------------
                               US$'000           US$'000

Invoice discounting            $    2,306      $         -
Bank loan                             164               51
Inter-company loans                     -              113
Finance lease agreement               163              140
                            --------------     ------------
         Total                 $    2,633      $       304
                            =============      ============

December 31, 2004

Invoice discounting            $   2,770        $        -
Bank loan                            257                86
Inter-company loan                     -                93
Finance lease agreement              144               142
                            -------------      -----------
         Total                 $   3,171        $      321
                            ============       ===========

3.  DEFERRED INCOME

In July 2002, the Company received a grant in aid of $3.863,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end the original equipment production. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to reduce expenses.

5. RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $553,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The leasee has opted to renew the lease for the period ended June 30, 2005.

6.  Restructuring Costs

For the quarter ended March 31, 2004, the Company recorded pre-tax restructuring of $167,000, relating to downsizing and realigning the business structure from (OEM) Original Equipment Manufacturing to EMS (Electronics Manufacturing Services). The charge is primarily related to employee termination benefits.


Item 2.  Management's Discussion and Analysis or Plan of Operation

The discussion in this quarterly report on Form 10-QSB contains forward-looking statements. Such statements are based upon beliefs of management, as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by their use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2005 and 2004

Revenues

Revenues for the three-month period ended March 31, 2005 were $6.83million representing a decrease of $0.906 million, or 11.71% as compared to $7.738 million for the same period of 2004. The decrease in revenue was largely due to the fact that there were additional revenues generated from a one-time contract in 2004, which did not carry on to year of 2005.

Cost of Sales

Cost of sales is consisted of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended March 31, 2005, our cost of sales was $6.26 million as compared to $6.77 million for the three months ended March 31, 2004. This decrease (7.6%) is primarily due to the decrease in material cost, offset by a small increase of direct overhead. The cost of sales as a percentage of sales increased to 91.6% for the three months ended March 31, 2005 as compared to 87.49% for the three months ended March 31, 2004.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, decreased by $320,000, or 29.19%, to $776,000 for the three months ended
March 31, 2005 as compared to $1.09 million in the same period of the prior year. Excluding the restructuring cost of $167,000, the net decrease in operating expenses is $153,000, which is attributable to the decrease of administrative expenses and marketing expenses. We did not incur any restructuring cost during the period.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2005, our rental income and economic development grant was $313,000 as compared to $289,000 for the same period of last year.
The increase in rental income was because additional unused warehouse space was leased in March 2005 to one of our existing leasees. For the three months ended March 31, 2005, the government economic development grant was amortized in the amounts of $176,000 as compared to $171,000 for the same period of the last year.

Interest Expenses

Interest expenses for the three months ended March 31, 2005 was $47,000 as compared to $42,000 for the same period of the previous year. The increase of $5,000 was largely attributable to having higher average debt balance for the three months ended March 31, 2005 as compared to the same period of the previous year.

Net Income

As a result of the factors discussed above, for the three-month period ended March 31, 2005, we had net income of $63,000 as compared to a net income of $119,000 for the three-month period ended March 31, 2004. This resulted in basic income per share of $0.00 on weighted average common shares outstanding of 18,564,002 for the three-month period ended March 31, 2005 as compared to basic income per share of $0.01 on the same number of the weighted average common shares outstanding for the same period of the previous year.

Liquidity ad Capital Resources

Since 2002, the Company has been financed primarily through cash flow from operations, government grant, and to a lesser extent, limited short term financing. In July 2002, the Company received a grant in aid of $3,863,000 from Nation Assembly for Wales, UK. The fund was made available to safeguard jobs following the decision by Aiwa Europe Ltd. to end its original equipment production. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula, to reduce expense. At March 31, 2005, we had cash and cash equivalents of $17,000.

For the three months ended March 31, 2005, net cash inflows from our operations of $574,000 as compared to $815,000 of cash used for the same period of the prior year. Net cash outflow from financing activities for the three-month period ended March 31, 2005 is $555,000, as compared a net cash inflow with proceeds from notes payable of $534,000 for the same period of the previous year.

For the three months ended March 31, 2005, we used invoice discounting, financing lease arrangement, inter-company loans and bank loans to meet our short-term liquidity needs. Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $3,210,960 subject to the level of qualifying sales invoiced and a bank overdraft of $188,880. Interest rates are calculated with reference to bank base rates. At March 31, 2005, interest on invoice discounting facility was charged at 1.8% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company are collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2005:

   Description              Amount                          Term
---------------------   --------------  -----------------------------------
Invoice discounting      $   2,306,224  Ongoing until facility terminated
Bank loan                $     135,994  5 year term beginning in June 2002
Overdraft                $      79,330
Inter-company Loan       $     113,000
Finance lease agreements $     302,208  10 year term beginning in August 2002
----------------------------------------------------------------------------
       Total             $   2,936,756

As of the date of this report, the Company is in compliance with all covenants under existing credit facilities. In the event that adequate funding is not available from existing credit facilities, the Company will work with its existing lenders to identify additional sources of financing. While there can be no assurance that the Company will have sufficient funds over the next twelve months, the Company believes that funds generated from operations plus borrowings under its invoice discounting facility will be adequate to meet anticipated future operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, the continuing operating and investing activities of the Company may require it to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.


Item 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                    PART II.  OTHER INFORMATION


Item 1.  Legal Information:   None.


Item 2.  Changes in Securities:  None.


Item 3.  Defaults Upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                         Description
----------  ------------------------------------------------------------
   31.1        Section 302 Certification
   32.1        Section 906 Certification

(b)  Reports on Form 8-K:   None



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Oxford Technologies, Inc.


By: /s/ Jacinta Sit
--------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(principal executive officer and principal financial officer)


Date: May 12, 2005