Form 10QSB
period 2005-06-30
OXFORD TECHNOLOGIES INC
filed 2005-08-17
CIK 1169567

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

[ ]  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

              For the transition period from _______________ to ______________

               Commission file number:               000-49854

                                      ________________________________________

                              OXFORD TECHNOLOGIES CORP.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                                04-3615974
------------------------------------   ---------------------------------------
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of 15th August, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]









                            OXFORD TECHNOLOGIES, INC.

                                Table of Contents




Part I. Financial Information

Item1.  Financial Statements


   Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited)
      and Dec. 31, 2004 (audited)......................................       3

   Condensed Consolidated Statements of Operations (unaudited) for
     the Three and Six Months Ended June 30, 2005 and 2004.............       4

   Condensed Consolidated Statements of Cash Flows (unaudited) for
     the Six Months Ended June 30, 2005 and 2004.......................       5

   Notes to Consolidated Financial Statements..........................       6


Item 2. Management's Discussion and Analysis or Plan of Operation......       8


Item 3. Controls and Procedures........................................      12


Part II.   Other Information


Item 6. Exhibits and Reports on Form 8-K...............................      13


Item 1.  Financial Statements









                                OXFORD TECHNOLOGIES INC.

                              CONSOLIDATED BALANCE SHEETS




                                        ASSETS


                                                                     June 30,      Dec 31,
                                                                       2005         2004
                                                                     Unaudited     Audited
                                                                    ----------   ----------

                                                                     US$'000      US$'000
Current Assets
 Cash and cash equivalent                                           $      24    $      18
 Accounts receivable - net of allowance for doubtful accounts
   of $-0 as of June 30, 2005and Dec 31, 2004                           6,419        6,558
 Inventory                                                              6,258        5,244
 Other current assets                                                     704          360
                                                                    ----------   ----------
                  Total Current Asseets                                13,405       12,180

Property and equipment, net of accumulated depreciation of$25,414
 and 26,641 as of June 30, 2005 and Dec 31, 2004, respectively         15,541       16,248
                                                                    ----------   ----------
                                                                       28,946       28,428
                                                                    ==========   ==========



                                LIABILITY AND STOCKHOLDER'S EQUITY



Current liabilities:
  Accounts payable                                                   $  8,257    $   6,273
  Notes payable                                                         2,764        3,173
  Taxes payable                                                           215          402
  Accrued expenses and other payables                                     255          363
  Deferred income -current portion                                        667          713
                                                                    ----------   ----------
                  Total Current Liabilities                            12,158       10,922

Long -term liabilities:
  Deferred income - noncurrent portion                                  1,635        2,104
  Notes payable - noncurrent portion                                      407          321
                                                                    ----------   ----------
                  Total Long-term Liabilities                           2,042        2,425

Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized; non issed                  -            -
  Common stock, 80,000,000 shares authorized;
     18,564,002 shares issued and outstanding                               2            2
  Additional paid in capital                                           32,927       32,927
  Accumulated other comprehensive income                                2,120        2,797
  Accumulated deficit                                                 (20,303)     (20,645)
                                                                     ---------   -----------
                  Total Shareholders' Equity                           14,746       15,081
                                                                     ---------   -----------
                                                                     $ 28,946     $ 28,428
                                                                     ---------   -----------





                      The accompanying notes are an integral part of the statementss







                                     OXFORD TECHNOLOGIES INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                         (dollars in thousands except per share data)


                                             Three-Month Period Ended       Six-Month Period Ended
                                                     June 30,                     June 30,
                                           --------------------------   ---------------------------
                                                2005          2004            2005         2004
                                           -------------  -----------   ------------  -------------
                                                US$'000      US$'000         US$'000       US$'000


Sales                                      $      7,753   $    7,101     $    14,630   $    14,830

Cost of Sales                                     6,907        6,697          13,204        13,462
                                           -------------  -----------   -------------  ------------

Gross Profit                                        846          404           1,426         1,368

Operating Expenses
  Restructuring cost                                             107                           273
  Selling, general and administrative               825          800           1,605         1,728
                                           -------------  -----------   -------------  ------------
        Operating Income (Loss)                     21          (503)           (179)         (633)

Other Income and Expenses
  Rental income                                    140           150             278           268
  Economic development grant                       171           168             348           339
  Interest income                                    -             -               -             -
  Interest expense                                 (58)          (51)           (105)          (93)
                                           ------------  ------------    ------------  ------------

Net Income (Loss)                          $       274   $       236     $       342          (119)
                                           ============  ============    ============  ============

Basic and diluted income (loss) per share  $      0.01   $     (0.01)   $       0.02         (0.01)

                                           ============  ============    ============  ============
Average common shares outstanding           18,564,002    18,564,002      18,564,002    18,564,002
                                           ============  ============    ============  ============



                        The accompanying notes are an integral part of the statements.






                                  OXFORD TECHNOLOGIES INC.

                            CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               Six-month Period Ended
                                                                      June 30,
                                                              ----------------------------
                                                                  2005           2004
                                                              ------------  -------------

                                                                  US$'000        US$'000

Cash Flows From Operating Activities
 Net Income (Loss)                                            $       342           (119)
 Adjusted to reconcile net income/(loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                      461            532
   Amortization of grant received                                    (348)          (339)

 Changes in operating assets and liabilities:
   Accounts receivable                                                139           (792)
   Inventory                                                       (1,014)             5
   Other current assets                                              (344)           186
   Accounts payable                                                 1,984             41
   Taxes payable                                                     (187)             9
   Accrued expenses and ther payables                                (108)          (370)
   Deferred income                                                   (167)             -
                                                              ------------   ------------
     Cash provided by (used in) operating activities                  758           (847)
                                                              ------------  -------------
Cash Flows from Investing Activites:
 Purchase of property and equipment                                  (364)           (36)
 Proceeds from sale of property and equipment                          32
                                                              ------------  -------------
                 Cash used in investing activities                   (332)           (36)

Cash Flow from Financing Activities
        Payments on borrowings                                       (321)           688
                                                              ------------  -------------
         Cash provided by (used in) financing activities             (321)           688

 Effects of exchange rate changes on cash and cash equivalents        (99)          (106)
                                                              ------------  -------------

  Increase/(Decrease) in cash and cash equivalents                      6           (301)

Cash and Cash Equivalents - Beginning                                  18            301
                                                              ------------  -------------

Cash and Cash Equivalents - Ending                            $        24    $         -
                                                              ============  =============

Supplemental disclosure of Cash Flow Information
  Cash paid for interest                                      $       105    $        93
                                                             =============  =============


  Taxes paid                                                  $         -    $         -
                                                             =============  =============


                 The accompanying notes are an integral part of the statements.







                           OXFORD TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2005 and 2004




1.   NATURE OF OPERATIONS

Oxford Technologies, Inc. ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers a comprehensive and integrated design and manufacturing service, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

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

Axiom's principal offices and manufacturing facilities are located at Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facilities.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd. Axiom's name was changed to Axiom Manufacturing Services Limited on April 10, 2002.


2.  LOAN PAYABLE

The following is a breakdown of loan payable as of June 30, 2005 and December 31, 2004:

   June 30, 2005:

                              Current portion    Non-current


Invoice discounting            $   2,290	  $        -
Bank loan                            225                  32
Inter-company loans                    -                 113
Finance lease agreement              219                 262
                            -------------      --------------
         Total                 $   2,764          $      407
                            =============      ==============


   December 31, 2004

                              Current portion    Non-current
Invoice discounting            $   2,770          $        -
Bank loan                            257                  86
Inter-company loan                     -                  93
Finance lease agreement              144                 142
                            -------------      --------------
         Total                 $   3,171          $      321
                            =============      ==============


3.   DEFERRED INCOME

In July 2002, the Company received a grant in aid of $3,863,000 from the National Assembly for Wales. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end the original equipment production. The National Assembly for Wales has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to reduce expenses.


4.   RENTAL INCOME

The Company's subsidiary has sublet surplus warehouse and office spaces on annual basis for $553,000 per year. The original lease term was from July 1, 2002 through June 30, 2004 and was extended for a further year to June 2005. The lease has now been further extended to June 2008 with an annual rental of $622,000.


5.  Restructuring Costs

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


Overview

We conduct our business through our wholly-owned subsidiary, Axiom Manufacturing Services Ltd. in the United Kingdom ("Axiom"). From September 1980 to December 2000, Axiom manufactured consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. Ltd. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000 due to gradually decreasing profit margins, Axiom started to provide electronic manufacturing services to third parties alongside the manufacture of Aiwa product until July 2001 when all Aiwa brand products were terminated. At that time, Axiom's business completely shifted to as a contract electronic manufacturing service provider.

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


RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2005 compared to the Three-Month Period Ended June 30, 2004

Revenues

Revenues for the three-month period ended June 30, 2005 were $7.753 million representing an increase of $0.652 million, or 9.18% as compared to $7.101 million for the same period of 2004. The increase in revenue was as a result of a) a number of new customers being taken on and b) new products and therefore higher sales volumes generated from existing customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended June 30, 2005, cost of sales was $6.907 million compared to $6.697 million for the three months ended June 30, 2004. This increase (3.1%) is primarily due to the higher volume of shipments made in the period. The cost of sales as a percentage of sales decreased to 89.09% for the three months ended June 30, 2005 as compared to 94.31% for the three months ended June 30, 2004. This improvement is largely as a result of the process improvements achieved in production and direct labour planning.

Operating Expenses

Operating expenses, consist of selling, general and administrative expenses and decreased by $82,000, or 9.1%, to $825,000 for the three months ended June 30, 2005 as compared to $907,000 in the same period of the prior year. Excluding a restructuring cost of $107,000, there is a small net increase in operating expenses of $25,000, mainly attributable to higher premises and marketing expenses. No restructuring costs were incurred during the period.

Rental Income and Economic Development Grant

For the quarter ended June 30, 2005, our rental income and economic development grant was $311,000 as compared to $318,000 for the same period of last year. Amortization of the Economic development grant in the quarter ending June 30, 2005 was $3,000 higher than for the same quarter in 2004 while Rental income was $10,000 lower in the quarter ending June30, 2005 due to a decrease in the usage of surplus warehouse space compared to June 2004.

Interest Expenses

Interest expenses for the three months ended June 30, 2005 was $58,000 as compared to $51,000 for the same period of the previous year. The increase of $7,000 was largely attributable to having higher average debt balance for the three months ended June 30, 2005 as compared to the same period of the previous year.

Net Income

As a result of the factors discussed above, for the three-month period ended June 30, 2005, we had net income of $274,000 as compared to a net loss of $236,000 for the three-month period ended June 30, 2004. This resulted in basic income per share of $0.01 on weighted average common shares outstanding of 18,564,002 for the three-month period ended June 30, 2005 as compared to basic loss per share of $(0.01) on weighted average common shares outstanding of 18,564,002 for the same period of the previous year.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facilities. As of June 30, 2005, we had cash and cash equivalents of $24,000.

For the six months ended June 30, 2005, net cash inflows from our operations were $758,000 as compared to $847,000 of cash used for the same period of the prior year.
..
Net cash outflow from financing activities for the six-month period ended June 30, 2005 was $321,000, as compared to a net cash inflow with proceeds from notes payable of $688,000 for the same period of the previous year.

For the six months ended June 30, 2005, we used invoice discounting, financing lease arrangement, inter-company loans and bank loans to meet our short-term liquidity needs. Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $3,183,953 subject to the level of qualifying sales invoiced and a bank overdraft of $187,290. Interest rates are calculated with reference to bank base rates. At June 30, 2005, interest on invoice discounting facility was charged at 1.8% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2005:

Description                    Amount                 Term
------------------------  -------------  ------------------------------------
Invoice discounting        $ 2,290,220   Ongoing until facility terminated
Bank loan                  $   112,960   5 year term commencing June 2002
Overdraft                  $   174,390
Inter-company Loan         $   113,000
Finance lease agreements   $   480,520   Mix of 5 and 10 year term commencing
                                         August 2002 and April 2005
-----------------------------------------------------------------------------
      Total                $ 3,171,090
-----------------------------------------------------------------------------


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



Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.



Item 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

There were no changes in internal control over financial reporting that occurredduring the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.




                     PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                Description
----------      --------------------------------------------
   31.1            Section 302 Certification
   32.1            Section 906 Certification



(b)  Reports on Form 8-K:   None





                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Oxford Technologies, Inc.




By: /s/ Jacinta Sit
-------------------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)


Date: August 17, 2005