Form 10QSB
period 2005-09-30
OXFORD TECHNOLOGIES INC
filed 2005-11-16
CIK 1169567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________________ to ______________

            Commission file number:               000-49854
                                   __________________________________________

                             OXFORD TECHNOLOGIES CORP.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Delaware                                04-3615974
----------------------------------   -----------------------------------------
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $.0001, as of 15th November, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No [X]






                           OXFORD TECHNOLOGIES, INC.

                             Table of Contents


Part I. Financial Information

Item1.  Financial Statements

   Condensed Consolidated Balance Sheets as of September 30, 2005
    (unaudited) and Dec. 31, 2004 (audited).............................      3

   Condensed Consolidated Statements of Operations (unaudited) for
    the Three and Nine Months Ended September 30, 2005 and 2004.........      4

   Condensed Consolidated Statements of Cash Flows (unaudited) for
     the Nine Months Ended September 30, 2005 and 2004..................      5

   Notes to Consolidated Financial Statements...........................      6

Item 2. Management's Discussion and Analysis or Plan of Operation.......      8

Item 3. Controls and Procedures.........................................     12


Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K................................     13








Item 1.  Financial Statements



                           OXFORD TECHNOLOGIES INC.

                         CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                         Sept. 30,     Dec 31
                                                                           2005        2004
Current assets:                                                          unaudited    Audited
                                                                       -----------  ----------
                                                                         US$'000      US$'000

  Cash and cash equivalents...................................         $      126    $      18
  Accounts receivable - net of allowance for
    doubtful accounts of $-0- as of Sept. 30, 2005 and Dec 31, 2004         6,167        6,558
  Inventory...................................................              6,599        5,244
  Other current assets........................................                212          360
                                                                       -----------   ----------
          Total Current Assets................................             13,104       12,180

Property and equipemnt,net of accumulated depreciation of $25,345
  and $26,641 as of Sept. 30 2005 and Dec 31, 2004, respectively           15,132       16,248
                                                                       -----------  ----------
                                                                        $  28,236   $   28,428
                                                                       ===========  ==========


                                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Account payable..............................................         $   7,145   $    6,273
  Notes payable - current portion..............................             3,254        3,171
  Taxes payable................................................               252          402
  Accrued expenses and other payables..........................               261          363
  Deferred income - current portion............................               658          713
                                                                        -----------  ----------
          Total Current Liabilities............................            11,570       10,922


Long-term liabilities:
  Deferred income - noncurrent portion.........................             1,449        2,104
  Notes payable - noncurrent portion...........................               485          321
                                                                       -----------   ----------
           Total Long-term Liabilities.........................             1,934        2,425


Stockholders' Equity:
  Preferred stock, 20,000,000 shares authorized;
   none issued.................................................                 -            -
  Common stock, 80,000,000 shares authorized;
    18,564,002 shares issued and outstanding...................                 2            2
  Additional paid in capital...................................            32,927       32,927
  Accumulated Other Comprehensive Income.......................             1,881        2,797
  Accumulated Deficit..........................................          (20,078)      (20,645)
                                                                       -----------   ----------
           Total Shareholder's Equity..........................            14,732        15,081
                                                                       -----------   ----------
                                                                       $   28,236    $   28,428




                     The accompanying notes are an integral part of the statements





                           OXFORD TECHNOLOGIES INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three-Month Period Ended    Nine-Month Period Ended
                                                   Sept. 30,                    Sept. 30,
                                          -------------------------   ------------------------
  (dollars in thousands                      2005          2004          2005          2004
  except per share data)                  -----------   -----------   -----------   ----------
                                            US$'000       US$'000       US$'000       US$'000


Sales..............................      $    7,697     $   6,376     $  22,391     $  21,205
Cost of Sales......................           6,924         5,833        20,188        19,294
                                         -----------   -----------   -----------   ----------
Gross Profit.......................             773           543         2,203         1,911

Operating Expenses
  Restructuring Cost...............               -             -              -          273
  Selling, general and administrative           819           694          2,430        2,433
                                         -----------   -----------   -----------   ----------

     Operating Income (Loss).......             (46)        (151)         (227)         (795)

Other Income and Expenses
  Rental income....................             159           158           439           426
  Economic development grant.......             165           169           514           508
  Interest income..................               -             -             -             -
  Interest expense.................            (53)          (47)          (158)         (140)
                                          -----------  -----------   -----------   -----------

Net Income/(Loss)..................       $     225    $      129    $      568    $       (1)
                                          ===========  ===========   ===========   ===========

Basic and diluted
  income/(loss) per share..........       $    0.01    $     0.01    $     0.03    $    (0.00)
                                          ===========  ===========   ===========   ===========

Average common shares outstanding..      18,564,002    18,564,002    18,564,002     18,564,002





                     The accompanying notes are an integral part of the statements.





                                  OXFORD TECHNOLOGIES INC

                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine-Month Period Ended
                                                                         Sept. 30,
                                                                 ------------------------
                                                                     2005          2004
                                                                 -----------   -----------
                                                                   US$'000      US$'000

Cash Flows From Operating Activities:
  Net Income/(Loss)......................................      $       568    $       (1)
  Adjustments to reconcile net income/(loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization......................                673          798
      Amortization of grant received ....................              (350)        (508)

Changes in operating assets and liabilities:
      Account receivable.................................                391        (222)
      Inventory..........................................            (1,355)          408
      Other current assets...............................                148           86
      Accounts payable...................................                872        (527)
      Taxes payable......................................              (150)        (315)
      Accrued expenses and other payables................              (102)        (441)
      Deferred income....................................              (360)         (70)
                                                                 ------------  -----------
         Cash provided by (used in) operating activities                 335        (792)
                                                                 ------------  -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment.....................              (566)         (58)
  Proceeds from sale of property and equipment...........                 31            -
                                                                 ------------   ----------
         Cash used in investing activities...............              (535)         (58)

Cash Flows From Financing Activities
  Payments on borrowings.................................                247          576
                                                                 ------------   ----------
         Cash provided by financing activities...........                247          576


  Effect of exchange rate changes on cash and cash equivalents            61         (27)
                                                                 ------------   ----------
  Increase/(Decrease) in cash and cash equivalents.......                108        (301)

Cash and Cash Equivalents - Beginning....................                 18          301
                                                                 ------------   ----------
Cash and Cash Equivalents - Ending.......................        $       126    $       -
                                                                 ============  ===========

Supplemental disclosure of Cash Flow Information
  Cash paid for interest.................................         $      158    $     140
                                                                 ============  ===========
  Taxes paid.............................................         $       -     $       -
                                                                 ============  ===========




                The accompanying notes are an integral part of the statements





                            OXFORD TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            Sept 30, 2005 and 2004

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

2.  LOAN PAYABLE

The following is a breakdown of loan payable as of Sept 30, 2005 and December 31, 2004:

September 30, 2005:

                                  Current portion    Non-current

  Invoice discounting              $      2,908	     $        -
  Bank loan                                 180              80
  Inter-company loans                         -             113
  Finance lease agreement                   165             259
                                   -------------     -----------
           Total                   $      3,254      $      485
                                   =============     ===========

December 31, 2004

                                  Current portion    Non-current

 Invoice discounting                $     2,770       $       -
 Bank loan                                  257              86
 Inter-company loan                           -              93
 Finance lease agreement                    144             142
                                    ------------     -----------
         Total                      $     3,171       $     321
                                    ===========      ===========

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

Overview

We conduct our business through our wholly-owned subsidiary, Axiom Manufacturing Services Ltd. in the United Kingdom ("Axiom"). From September 1980 to December 2000, Axiom manufactured consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. Ltd. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland. In December 2000 due to gradually decreasing profit margins, Axiom started to provide electronic manufacturing services to third parties alongside the manufacture of Aiwa product until July 2001 when all Aiwa brand products were terminated. At this time, Axiom's business completely shifted to a contract electronic manufacturing service provider. We provide electronics manufacturing services in the business-to-business or business-to-industrial sectors, to original equipment manufacturers in the telecommunication equipment, computers and related products for business enterprises, video/audio/entertainment products, industrial control equipment, testing and instrumentation products medical devices markets and domestic appliances. We offer our customers a full range of services, from initial design through production, test, distribution and after-market support. In many cases, we build and service products that carry the brand names of our customers.

Substantially all of our manufacturing services are provided on a turnkey basis, whereby we purchase customer-specified components, assemble the components on printed circuit boards, perform post-production testing and provide our customers with production process and testing documentation. We offer our customers flexible, just-in-time delivery programs allowing product shipments to be closely coordinated with customers' inventory requirements. Additionally, we complete the assembly of our customers' products at our facilities by integrating printed circuit board assemblies into other elements of our customers' products. We also provide manufacturing services on a consignment basis, whereby we utilize components supplied by customers to provide assembly and post-production testing services.

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2005 compared to the Three-Month Period Ended September 30, 2004

Revenues

Revenues for the three-month period ended September 30, 2005 were $7.697 million representing an increase of $1.321 million, or 20.72% as compared to $6.376 million for the same period of 2004. The increase in revenue was as a result of
a) a number of new customers being taken on and b) new products and therefore higher sales volumes generated from existing customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expenses. For the three months ended September 30, 2005, cost of sales was $6.924 million compared to $5.833 million for the three months ended September 30, 2004. This increase (18.7%) is primarily due to the higher volume of shipments made in the period. The cost of sales as a percentage of sales was 89.9% for the three months ended September 30, 2005 as compared to 91.48% for the three months ended September 30, 2004. This improvement is largely as a result of process improvements achieved in production and direct labour planning.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and increased by $125,000, or 18.0%, to $819,000 for the three months ended September 30, 2005 as compared to $694,000 in the same period of the prior year. The increase in operating expenses is mainly attributable to higher premises, marketing and indirect material expenses. No restructuring costs were incurred during the period.

Rental Income and Economic Development Grant

For the quarter ended September 30, 2005, our rental income and economic development grant was $324,000 as compared to $327,000 for the same period of last year. Amortization of the Economic development grant in the quarter ending September 30, 2005 was $4,000 lower than for the same quarter in 2004 while Rental income was $1,000 higher in the quarter ending September 30, 2005 due to a small increase in the usage of surplus warehouse space.

Interest Expenses

Interest expenses for the three months ended September 30, 2005 was $53,000 as compared to $47,000 for the same period of the previous year. The increase of $6,000 was largely attributable to higher average debt balances for the three months ended September 30, 2005 as compared to the same period in the previous year.

Net Income

As a result of the factors discussed above, for the three-month period ended September 30, 2005, we had a net income of $225,000 as compared to a net gain of $129,000 for the three-month period ended September 30, 2004. This resulted in a basic income per share of $0.01 on weighted average common shares outstanding of 18,564,002 for the three-month period ended September 30, 2005 which is the same as for the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our credit facilities. As of September 30, 2005, we had cash and cash equivalents of $126,000.

For the nine months ended September 30, 2005, net cash inflows from our operations were $335,000 as compared to $792,000 of cash used for the same period of the prior year.

Net cash inflow from financing activities for the nine-month period ended September 30, 2005 was $247,000, as compared to a net cash inflow with proceeds from notes payable of $576,000 for the same period of the previous year.

For the nine months ended September 30, 2005, we used invoice discounting, financing lease arrangement, inter-company loans and bank loans to meet our short-term liquidity needs. Our bank facilities comprise an invoice discounting facility with a maximum advance limit of $4,241,315 subject to the level of qualifying sales invoiced and a bank overdraft of $184,405. Interest rates are calculated with reference to bank base rates. At September 30, 2005, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2005:


         Description                Amount                         Term
-----------------------------  -------------------   ----------------------------------
Invoice discounting            $       2,908,000     Ongoing until facility terminated
Bank loan                      $         260,000     5 year term commencing June 2002
Overdraft                      $         184,405
Inter-company Loan             $         162,500
Finance lease agreements       $         424,000     Mix of 5 and10 year term commencing
                                                     August 2002 and April 2005
---------------------------------------------------------------------------------------
        Total                  $       3,739,005
---------------------------------------------------------------------------------------


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


Item 3.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.


                                PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.                       Description
----------      --------------------------------------------------
   31.1         Section 302 Certification
   32.1         Section 906 Certification

(b)  Reports on Form 8-K:   None




                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Oxford Technologies, Inc.



By: /s/ Jacinta Sit
-------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)

Date: November 16, 2005