Form 10-K
period 2005-12-31
OXFORD TECHNOLOGIES INC
filed 2006-08-04
CIK 1169567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2005

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission File Number: 0-49854

                          OXFORD TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)

             DELAWARE                                       04-3615974
 (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    80 WALL STREET, SUITE 818, NEW YORK, NEW YORK               10005
      (Address of principal executive offices)                (Zip Code)

                                (212) 809-1200
           (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.0001 PAR VALUE
                                (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes [ ]    No [X]

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes [ ]     No    [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: There is no trading market for the registrant's securities. Accordingly, no estimate as to the market value can be made.

State the number of shares outstanding of each of the issuer's classes of common equity: As of August 2, 2006, 18,564,002 shares of common stock were outstanding.





                            OXFORD TECHNOLOGIES INC.

                               Table of Contents

                                                                           Page
                                                                           ----

PART I.
Item 1.    Business...................................................       3
Item 1A.   Risk Factors...............................................      10
Item 1B.   Unresolved Staff Comments..................................      14
Item 2.    Properties.................................................      14
Item 3.    Legal Proceedings..........................................      15
Item 4.    Submission of Matters to a Vote of Security Holders........      15

PART II.
Item 5.    Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.........      15
Item 6.    Selected Financial Data....................................      17
Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................      17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.      27
Item 8.    Financial Statements and Supplementary Data................      27
Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................      28
Item 9A.   Controls and Procedures....................................      28
Item 9B.   Other Information..........................................      28

PART III.
Item 10.   Directors and Executive Officers of the Registrant.........      29
Item 11.   Executive Compensation.....................................      31
Item 12.   Security Ownership of Certain Beneficial Owners and
            Management................................................      32
Item 13.   Certain Relationships and Related Transactions.............      33
Item 14.   Principal Accountant Fees and Services.....................      34

PART IV.
Item 15.   Exhibits and Financial Statement Schedules.................      34

Signatures

                                       PART I



ITEM 1. BUSINESS

Background

Oxford Technologies Inc. (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. On June 10, 2002, the Company voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended. The registration statement became effective on or about August 11, 2002.

On January 24, 2003, Great Admirer Limited, a Hong Kong corporation ("Great Admirer"), acquired 85% or 4,250,000 shares of the Company's then issued and outstanding common stock from Waywood Investment Limited, then sole shareholder of Oxford Technologies Inc. through a stock purchase agreement.

On February 12, 2003, the Company entered into a share exchange agreement with Great Admirer, under which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited ("Axiom") on a one for one basis. Axiom is an electronics manufacturing service provider based in the United Kingdom and a wholly owned subsidiary of Great Admirer. As a result of this transaction, Axiom became a wholly owned subsidiary of Oxford Technologies Inc., and the shareholders of Axiom became the controlling shareholders of Oxford Technologies Inc. This transaction was accounted for as a reverse acquisition.

Axiom was incorporated in the United Kingdom on September 3, 1980, under the name of Aiwa (UK) Limited, as a wholly owned subsidiary of the Aiwa Company of Japan, to engage in the manufacture of consumer electronics. The name of Aiwa
(UK) Ltd. was changed in June 1997 to Aiwa Wales Manufacturing Limited ("AWM") and subsequently changed to Axiom Manufacturing Services Limited on April 10, 2002, following the acquisition of AWM by Great Admirer. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan. (Note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. Following a review of its global operation, Axiom's manufacturing facility in South Wales was deemed to be redundant and rather than abandoning it, Aiwa arranged for its sale to Great Admirer. Organizational and acquisition costs incurred by Aiwa/Axiom as a result of this transaction were recorded on the books of Axiom. As Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom there was no requirement for any costs incurred by Great Admirer to be "pushed down" into the accounts of Axiom. Prior to the sale of AWM, now Axiom, to Great Admirer, Sony/Aiwa forgave US$11,864,000 of inter-company debt which was recorded as paid-in capital under US GAAP and incurred no other costs that were required to be "pushed down" to Axiom to complete this transaction.

This merger transaction was accounted for as a reverse acquisition under generally accepted accounting principles in the United States of America. Following the completion of the merger with Oxford, Oxford filed the financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002). The continuing operations of the Registrant will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom commencing on January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under APB 16.

Axiom (previously Aiwa Wales Manufacturing Limited) was formerly responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products on behalf of Aiwa Japan, for distribution in the Europe.
In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

Axioms principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. Axiom owns the above mentioned facilities, which occupy approximately 18.77 acres. Axiom's website address is www.axiom-ms.com.

Description of the Business

The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

   o   Medical devices
   o   Industrial control equipment
   o   Domestic appliances
   o   Computer and related products
   o   Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assemble the components onto printed circuit boards, perform post production testing and provide the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

Axiom operates in several sectors within the electronics and technology markets with most of its customers being located within the United Kingdom.

The Company's Services

The Company believes that demand from OEM's for an integrated outsourcing solution is increasing and that more and more OEM's are looking for a collaborative relationship. By providing a total solution that includes a full range of services allowing it to take customer products from initial design through production to testing, distribution and after market support, the company is well placed to provide the partnership solution OEM's require. The service offered includes:

Engineering and Design. The Company offers engineering, design, prototyping and related services that help its customers design their products for optimal manufacturing and testing. The Company's electrical, mechanical and packaging engineers provide customers with circuit design, printed circuit board layout, mechanical and test fixture design services. The Company also provides design for procurement, design for manufacture and design for test services. The Company's design for procurement service identifies areas where the overall cost of the customers' products can be reduced through lower material costs and effective inventory management. The Company's design for manufacture service seeks to achieve defect-free and cost-effective product designs, reduce the product development cycle, create high initial production yields and establish superior product quality. The design for test service focuses on achieving the highest level of fault detection and isolation before products are shipped.

Materials Procurement and Management. Materials procurement and management consists of planning, purchasing, expediting and warehousing of components and materials. The company's inventory management and volume procurement capability contributes to cost reductions and reduces overall cycle times.

Product Assembly and System Integration. The Company offers assembly and manufacturing services which include assembly of electronic subsystems of final product as well as final assemblies incorporating printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. In addition, the Company's ability to build and configure product to order enables it to postpone final configuration of the customers' product until the end-user specifications are received, thus reducing finished inventory levels for both the Company and its customers. The Company builds a wide range of final products and believes it is well placed to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration.

Testing. The Company offers computer-aided testing of assembled printed circuit boards, subassemblies and finished product, which contributes significantly to its ability to deliver high-quality products on a consistent basis. Its test capabilities include manufacturing defect analysis, in circuit tests to check the integrity of the circuits within the board, and functional tests using its own custom designed test equipment and software or equipment and software supplied by its customers. The Company can also provide environmental stress tests of circuit boards and finished products and works with its customers to develop test strategies.

Logistics and Distribution. The Company configures and ships customers' products, provides final product packaging and distribution services for completed products as well as direct order fulfillment. It is increasingly delivering final product directly to its customers' distribution channels and to its customers' end-users. The Company believes that these services complement its comprehensive manufacturing solution, and enables its customers to be more responsive to changing market demands and enable them to get their product to market more efficiently and at a lower total cost.

After-Market Services. The Company provides a range of after-market services, including repair, refurbishment, re-manufacturing, system upgrades and spare part manufacture. These services are supported by specific information systems and testing technologies and can be tailored to meet the requirements of each customer.

Business Strategy

The goal of the Company is to be the electronics manufacturing services outsourcing provider for leading original equipment manufacturers in high growth segments of the electronics industry. To meet this goal, the Company intends to implement the following strategies:

Maintain and develop close, long-term relationships with Customers. The Company's core strategy is to maintain and establish long-term relationships with leading original equipment manufacturers in expanding industries by becoming an integral part of its customers' manufacturing operations. To this end, the Company works closely with its customers throughout the design, manufacturing and distribution process, where the Company offers a flexible and responsive service. The Company develops strong customer relationships through dedicated account management teams who respond to frequently changing customer design specifications and production requirements.

Focus on high-end products in high growth sectors. The Company as a relative newcomer to the CEM market place has positioned itself as a supplier of low volume, high added value services in niche markets. Its customers typically fall in the consumer, industrial, military, office equipment and medical sectors with the products manufactured ranging from easy to assemble low cost high volume products for the consumer market to complicated, state of the art, mission critical electronic hardware. The Company's ability to offer both of these services enables it to maintain and expand its customer base.

Deliver complete high and low volume manufacturing solutions globally. The Company believes original equipment manufacturers increasingly require a wide range of specialized engineering and manufacturing services in order that they can reduce their costs and accelerate their time to market and time to volume production. Building on its integrated engineering and manufacturing capabilities, the Company offers services from initial product design and test to final product assembly and distribution to the original equipment manufacturers' customers. This full service capability allows the Company to offer its customers the flexibility to move quickly from design and new product introduction to commercial production and distribution.

Enhance the Company's integrated design, manufacturing and related services. The Company intends to continue to enhance its service offerings to meet the needs of its customers and to control and manage more effectively the supply chain. The Company has expanded its engineering and design capabilities and invested in its new product introduction services and believes that its ability to support customers in these areas provides it with an insight into its customers' future manufacturing requirements.

Generating increased levels of business from the Company's existing Customers and expansion of its Customer base. The Company believes that organically growing the level of business from its existing customers and expanding its customer base are critical to its future success. The Company continually evaluates the requirements of its existing customers, and looks for opportunities to provide them with additional services thereby strengthening the relationship and increasing the customers' dependence on the Company thus creating long term business relationships.

The Company pursues new customers by focusing marketing effort on selected sectors and customers, and increasing its brand awareness to win new business.

Marketing and Customers

The Company markets its manufacturing services primarily in the United Kingdom. For fiscal 2005 92% of the Company's sales were made in the United Kingdom, as compared to 85% in fiscal 2004. The Company markets its services through selective media advertising, telemarketing, levering its contacts in the supply chain and direct contact by sales staff. The following table shows the percentages of the Company's sales by industry sector for the last four years.


Year ending Dec. 31,              2002         2003        2004	   2005
-----------------------       ----------   -----------   ---------  -------
Computers & Peripherals           0.9%         7.4%        11.3%      8.1%
Consumer                         42.2         44.8         15.5      15.4
Medical                          27.0         22.8         26.1      38.6
Industrial                       24.4         22.0         47.0	   37.9
Office Equipment                  5.5          3.0            -	      -
                              ----------   ---------     --------	 --------
             TOTAL                100 %        100%         100%	   100%

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the year ended December 31, 2005 there was one supplier who accounted for more than 10% of the Company's purchases; for the year ending December 31, 2004 there were no suppliers who accounted for 10% or more of the Company's purchases.

The Company procures components only when a purchase order has been received from the customer. Although the Company may experience component shortages and long lead times on some components from time to time, the Company has generally been able to reduce the impact of these shortages by working with customers to reschedule deliveries and by purchasing components from alternative sources of supply albeit at slightly higher prices.

Research and Development

For the year ended December 31, 2005, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog

Order Backlog consists of customer purchase orders and forecasts with delivery dates scheduled within the next 12 months. At December 31, 2005, the Company's backlog was approximately $12.87 million. Because customers may cancel or reschedule deliveries, backlog is not a meaningful indicator of future financial results.

Patents and Trademarks

We do not own any patents or trademarks.

Competition

The electronic manufacturing services industry is highly competitive. A number of the Company's competitors are substantially larger, have greater financial, operating, manufacturing and marketing resources and have a broader geographic breadth and range of services. As more OEMs dispose of their manufacturing assets and increase their use of outsourcing, the Company faces increasing pressure to grow its business in order to maintain its competitive position.

Environmental Matters

The Company's operations are subject to certain national and local regulatory requirements relating to the environment, health and safety and waste management, and the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. The Company is in substantial compliance with all applicable requirements and has achieved ISO 14001, an internationally recognized award. However, material costs and liabilities may arise from these requirements or from new, modified or more stringent requirements.

The Company periodically generates and temporarily handles limited amounts of material that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to the Company, and the Company is not aware of any facts or circumstances that would cause it to incur significant costs or liabilities related to environmental or health and safety regulation compliance in the future. Nevertheless, additional or modified requirements may be imposed in the future which may result in the Company incurring additional expenditure.

Employees

As of December 31, 2005, the Company had 186 full-time employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.


ITEM 1A. RISK FACTORS


The Company's business involves various risks and uncertainties, including, but not limited to those discussed in this section. This information should be considered carefully together with the other information contained in this report including the financial statements and the related notes. If any of the following events described in the risk factors below actually occur, the Company's business, financial condition and results of operations could be adversely affected.

Risks Related to Our Business

WE HAVE EXPERIENCED LOSSES IN THE PAST, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

Although we generated a net income of $1.47 million and $0.36 million for fiscal 2005 and 2004, respectively, we incurred a net loss of $1.85 million for fiscal 2003, and our accumulated deficit as of December 31, 2005, was $19.2 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

WE NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR CURRENT BUSINESS STRATEGY, WHICH MAY NOT BE AVAILABLE TO US, AND IF WE RAISE ADDITIONAL CAPITAL, IT MAY DILUTE YOUR OWNERSHIP IN US.

We currently depend on invoice discounting, bank loans and finance lease agreements to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. As of the date of this report, we do not have any arrangements for financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

WE HAVE NO LONG-TERM MANUFACTURING CONTRACTS FROM OUR CUSTOMERS, AND REDUCTIONS, CANCELLATIONS OR DELAYS IN CUSTOMER ORDERS WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

As is typical in the electronics manufacturing service industry, we do not usually obtain long-term manufacturing orders or commitments from our customers. In addition, customers may cancel their orders, change production quantities or delay production for a number of reasons beyond our control. A significant number of cancellations, reductions or delays in orders by our customers would reduce our revenues and because many of our costs are fixed, this reduction in sales will have a disproportionate adverse effect on our operating results.

WE ARE DEPENDENT UPON A FEW LARGE CUSTOMERS, AND THE LOSS OF ANY OF THOSE CUSTOMERS, OR THEIR INABILITY TO PAY, COULD MATERIALLY REDUCE OUR REVENUES, LIQUIDITY AND CASH FLOWS.

For the past three years, a substantial portion of our revenues has been derived from our five largest customers, each of them was accounting for 10% or more of our total sales. For the years ended December 31, 2005, 2004 and 2003, sales to those five largest customers accounted for approximately 80%, 73%, and 76% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

OUR QUARTERLY OPERATING RESULTS, REVENUES AND EXPENSES MAY FLUCTUATE SIGNIFICANTLY WHICH COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

     o   the timing, size and execution of orders and shipments,

     o   lengthy and unpredictable sales cycles,

     o   changes in our operating expenses,

     o   changes in exchange rates, and

     o   fluctuations in general economic conditions.

We believe that period-to-period comparisons of our results of operations are not a good indication of future performance. It is possible that our operating results will be below your expectations. In that event, the trading price of our common stock will fall.

WE POTENTIALLY BEAR THE RISK OF PRICE INCREASES ASSOCIATED WITH SHORTAGES IN THE AVAILABILITY OF ELECTRONICS COMPONENTS.

At various times, there have been shortages of components in the electronics industry, leading to increased component prices. After receiving manufacturing orders, we purchase electronics components to manufacture our customers' products. Although we work with both customers and suppliers to minimize the impact of such shortages, we potentially bear the risk of price increases for these components if we are unable to purchase components at the price level anticipated to support the margins assumed in our agreements with our customers.

WE OPERATE IN A COMPETITIVE BUSINESS ENVIRONMENT AND IF WE CANNOT COMPETE EFFECTIVELY, WE MAY NEVER BECOME PROFITABLE.

The market for our products and services is intensely competitive and subject to technological change. Competitors vary in size and in the scope and breadth of the products and services they offer. We compete in the United Kingdom with many large and small companies, to provide electronics manufacturing services to original equipment manufacturers. Some of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, engineering, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer demands or to devote greater resources to the development, promotion and sale of their products or services than we can. If we cannot compete effectively, we may never become profitable.

IF WE FAIL TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY, WE COULD LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW BUSINESS.

The electronics manufacturing service market in which we operate is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. We expect our competitors to provide new and additional service offerings , which will compete with, and reduce the demand for, our services. Our future success will depend, in part, on our ability to enhance the service offering introduce new technologies and processes to keep pace with technological developments and emerging industry standards, and to address the increasingly sophisticated needs of our customers. If we fail to keep pace with rapid technological changes in our industry, we could lose existing customers and be unable to attract new business.

OUR SUCCESS DEPENDS ON THE CONTINUING TREND OF ORIGINAL EQUIPMENT MANUFACTURERS TO OUTSOURCE. UNCERTAINTIES AND ADVERSE TRENDS AFFECTING THE ELECTRONICS INDUSTRY OR ANY OF OUR MAJOR CUSTOMERS MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our revenue growth is dependent upon the continuing trend of original equipment manufacturers to outsource. To the extent that there are no new outsourcing opportunities, our future growth would be unfavorably impacted. In addition, our business depends on the electronics industry, which is subject to rapid technological changes, short product life cycles and pricing and margin pressure. When these factors adversely affect our customers, we may suffer similar effects.

FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN THE BRITISH POUND STERLING AND THE UNITED STATES DOLLAR MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

The functional currency of our operations in the United Kingdom is British
Pound Sterling. Results of our operations are translated at average exchange rates into United States dollars for financial reporting purposes. As a result, fluctuations in exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. We have not entered into any foreign currency derivative financial instruments; however, we may choose to do so in the future in an effort to manage or hedge our foreign currency risk.

OUR ASSETS AND OFFICERS/DIRECTORS ARE LOCATED OUTSIDE OF THE U.S., IT IS DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR OFFICERS AND DIRECTORS.

Our assets, our officers and directors are located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our shareholders may not able to:

   o effect service of process within the United States on us or any of our executive officers and directors;

   o enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

   o enforce, in a court outside of the United States, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

   o bring an original action in a court outside of the United States to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.


                  Risks Related to Investment in Our Securities

OUR PRINCIPAL SHAREHOLDER CONTROLS A SUBSTANTIAL PORTION OF OUR COMMON STOCK; INVESTORS WILL HAVE LITTLE CONTROL OVER OUR MANAGEMENT OR OTHER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Great Admirer Ltd., our principal shareholder, currently owns approximately 94.4% of our outstanding common stock, giving it the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

THERE IS NO AND THERE MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK SHARES, WHICH MAY MAKE IT DIFFICULT FOR SHAREHOLDERS TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for quotation of our common stock on the OTC Bulletin Board. However, there is no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock.

OUR COMMON STOCK IS DEEMED TO BE A PENNY STOCK. AS A RESULT, TRADING OF OUR SHARES MAY BE SUBJECT TO SPECIAL REQUIREMENTS THAT COULD IMPEDE OUR SHAREHOLDERS' ABILITY TO RESELL THEIR SHARES.

The shares offered by this prospectus constitute penny stock under the Securities Exchange Act of 1934 ("Exchange Act"). The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 of the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

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



ITEM 1B. UNRESOLVED STAFF COMMENTS

None.



ITEM 2.    PROPERTIES

The Company's principal operating offices, engineering and manufacturing facilities are situated on approximately 18.77 acres of land located in Technology Park, Newbridge in South Wales, the United Kingdom. The Company owns the above-mentioned property. The gross internal area is approximately 307,000 square feet. The Company believes that its property is suitable and adequate for its present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.

A portion of the Company's surplus office space is leased to General Dynamics UK Ltd., a defense manufacturing company, and previously, surplus warehouse space was let to Saints Transport, a haulage company based in the UK, for the storage of aircraft interiors. The following table summarizes information regarding the leases.

   Leaseholder         Leased property        Monthly Rent    Expiration Date
-----------------   -----------------------  --------------  ---------------
General Dynamics      19,768 square feet      $    11,190    Monthly renewable
General Dynamics      12,232 square feet      $     6,924    Monthly renewable
Saints Transport      20,000 square feet      $     5,000    Monthly renewable

General Dynamics continue to rent space extending the original lease agreement on a monthly basis. It is anticipated that a new lease will be signed including further additional space for a two year period in July, 2006.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,500. The lease expires in October 2006.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse affect on its business, financial condition, cash flows or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


There were no matters submitted during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.





                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Market Information

There is no public trading market for our common stock.

Holders

As of August 2, 2006, there were 357 holders of record for our common shares. We have only one class of stock outstanding.

Stock Options, Warrants and Convertible Securities

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.

Dividends

We have not paid any dividends since our incorporation and we do not have current plan to pay dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Status, however, does prohibit us from declaring dividends, after giving effect to the distribution of the dividend: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Sale of Unregistered Securities

On March 8, 2002, the Company issued 5,000,000 shares of common stock, valued at $500, to Waywood Investment Ltd. for services it rendered in connection with the Company's organization. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption is available because no public offering was involved.

On February 12, 2003, the Company entered into a share exchange agreement with Great Admirer Ltd., under which the Company issued 13,564,002 shares of its common stock to Great Admirer in exchange for all issued and outstanding ordinary shares of Axiom Manufacturing Services Ltd. on a one for one basis. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company believes this exemption is available because no public offering was involved.

On March 18, 2003, Great Admirer Ltd. distributed 213,000 shares out of the 13,564,002 shares of the Company's common stock to 355 employees of Great Admirer's affiliated companies. The securities described above were distributed in reliance upon exemptions from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended. All recipients are not "U.S. Persons" as defined in Regulation S promulgated under the Securities Act of 1933. No distribution was made in the United States, and no underwriters were involved in this transaction.

The Company has never utilized an underwriter for offerings of its securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Integrity Stock Transfer, 2920 N Green Valley Parkway, Building 5, Suite 527, Henderson, NV 89014.


ITEM 6. SELECTED FINANCIAL DATA

The financial data as of and for the years ended December 31, 2002, 2003, 2004, and 2005 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                    2002            2003          2004           2005
                                               --------------   ------------   ------------  -----------
                                               (Initial Year)

(Dollars in thousands except per share data)

Statement of Operations Data:

Net sales.........................              $   13,095     $    20,421      $   27,818    $   30,684
Cost of goods sold................                  15,655          20,949          25,572        27,788
Gross profit (loss)...............                 (2,560)           (528)           2,246         2,896
Restructuring cost................                       -               -             275             -
Selling, general and administrative expenses         2,995           2,287           2,653         3,186
Operating income (loss)...........                 (5,555)         (2,815)           (682)         (290)
Rental income.....................                     131             459             552           609
Economic development grant........                     279             606             682           677
Gain on sale of land..............                       -               -               -           364
Interest expenses.................                    (58)           (103)           (190)         (221)
Income (loss) before income tax benefit            (5,170)         (1,852)             363         1,139
Income tax benefit................                       -               -               -           335
Net income (loss).................             $   (5,170)     $   (1,852)      $      363    $    1,474
Basic net income (loss) per common share       $    (0.40)     $    (0.10)      $     0.02    $     0.08
Diluted net income (loss) per common share     $    (0.40)     $    (0.10)	  $     0.02    $     0.08

Balance Sheet Data (at the end of year):

Working capital..................              $    2,677      $    1,225       $    1,258    $    2,529
Long-term debt, less current portion                3,423           2,969            2,425         1,775
Total assets.....................                  21,953          27,221           28,428        26,884
Total liabilities (including long-term)             7,745          13,536           13,347        11,992
Stockholders' equity.............              $   14,208      $   13,685       $   15,081    $   14,892



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, and information relating to the Company that is based on beliefs of the management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Report, the words "estimate," "project," "believe," "could," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The Company was incorporated in the State of Delaware on March 8, 2002, as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Ltd. ("Axiom") with the exchange and issuance of 13,564,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remain the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information concerning Axiom, and requires a retroactive restatement of Axiom's historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003, under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

The Company conducts its business through its subsidiary, Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer Ltd. in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which was itself a wholly owned subsidiary of the Aiwa Company of Japan. The Aiwa Company of Japan was effectively acquired by Sony Corporation on October 1, 2002. As the sole original equipment manufacturer of Aiwa's own brand products in Europe, Axiom was responsible for producing consumer electronics products, primarily audio and visual products for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000, due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties and in July 2001 production of all Aiwa branded products was terminated, with Axiom becoming solely an EMS provider. On March 31, 2002, Axiom completed its first full year of operations as a contract electronics manufacturing services provider.

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o     Medical devices
    o     Industrial control equipment
    o     Domestic appliances
    o     Computer and related products
    o     Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition that that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assemble the components onto printed circuit boards, perform post production testing and provide the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:
 	 	                                    Year Ended
	 	                       2005           2004          2003
                               ------------   ------------  -----------
   Revenue                         100%           100.0%      100.0%
   Cost of sales                  90.6             91.9       102.6
   Gross profit                    9.4              8.1       (2.6)
   Operating expenses              8.1             10.5        11.2
   Operating income (loss)         1.3            (2.5)      (13.8)
   Other income (expense)          3.5              3.8         4.7
   Income before income taxes      4.8              1.3       (9.1)
   Income tax                        -                -           -
   Net income 		           4.8%             1.3%      (9.1)%



Year Ended December 31, 2005 compared to Year Ended December 31, 2004
---------------------------------------------------------------------

Revenues

Revenues for the year ended December 31, 2005 were $30.68 million representing an increase of $2.86 million, or 10.3%, as compared to $27.82 million for the year ended December 31, 2004. The increase in revenue was largely a result of generating additional revenues from existing customers by progressing from simple printed circuit board manufacture through to full product assembly. Substantially all of the revenues are derived from the provision of contract manufacturing services to OEM's however $584,000 or 2.1% of revenues in 2004 and $86,000 or 0.28% of revenues in 2005 were derived from a market returns, investigation and repair service offered to OEM's to process field failures. The number of customers remained constant at 15 as of December 31, 2005.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2005 the Company's cost of sales was $27.79 million as compared to $25.57 million for the year ended December 31, 2004 which was an increase of $2.22 million, or 8.7%, on the year ended December 31, 2004. The Company attributes this increase mainly to the growth in sales revenue during the year ended December 31, 2005; however the Company also achieved improved gross margins during 2005 due to better utilization and efficiency of labor and better product scheduling using its manufacturing resources planning system. As with revenues, the majority of cost of sales incurred related to the EMS business, however $460,000 (1.8%) in 2004 and $40,000 (0.14%) in 2005 related to the market return and repair service.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $2.85million in 2005 as compared to $2.93million in 2004, a reduction of $0.08 million, or 2.7%.

A significant proportion of the reduction is attributable to the savings in restructuring costs (zero in 2005 and $275,000 in 2004 which related to a reduction in headcount from 210 in December 2003 to 161 in December 2004). Following its transition from a large scale manufacturing operation for Aiwa to a small/medium sized EMS with a small customer base there was a necessity to significantly downsize the headcount of the company to ensure the successful transition to a competitive EMS. Through 2004 further adjustments were still being made to the organizational structure to refocus the business as a customer facing EMS. The skills required for a business of this type are substantially different to those needed for a multinational OEM. For example, as an OEM there were no sales staff and the procurement roles were largely progress chasing rather than negotiating prices with suppliers. A number of individuals were made redundant to further realign and streamline the indirect headcount and reduce the Company's cost base. This cost is the restructuring cost incurred in 2004 and resulted in lower indirect headcount costs as a result of which the Company was able to record its first profit. The lower cost base and improved organization structure and shape will enable the business to continue to be profitable in future years. Further restructuring costs are not anticipated at present.

Excluding the restructuring costs, there was an increase in operating expenses of $198,000, or 7.46%. This was due to increases in other personnel costs (recruitment costs) of $140,000, purchase of indirect materials which is linked to the higher sales volumes increased by $67,000 and buildings maintenance costs increased by $40,000 offset by small decreases in spend in a number of other areas.

Rental Income and Economic Development Grant

For the year ended December 31, 2005, the Company's rental income increased by $56,000 to $609,000 compared with $553,000 for the same period of the previous year. Since July 1, 2002, the Company has leased a total of 42,000 square feet of its unused office spaces to two corporate entities. The increase in rental income in fiscal 2005 was all due to renting out additional space.

For the year ended December 31, 2005, the government economic development grant was amortized in the amounts of $677,000 as compared to $682,000 for the year ended December 31, 2004. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

 i) When Axiom has defrayed $13.2million on fixed assets for the project and secured 180 jobs, $3.863million payable.

 ii) At least 1 year after the first installment when Axiom has defrayed $14.0million in total and 180 jobs safeguarded and a further 70 new full time jobs created, $966,000 payable. This has now been revised downwards to 180 jobs safeguarded and a further 35 new full time jobs created, $322,000 payable.

The $3.863million was paid over in July 2002 as cash into Axiom's bank account following the securing of 180 jobs and defraying the planned capital expenditure. Failure to maintain at least 180 full time jobs will lead to part or all of the grant being repaid. The Welsh Assembly government may require the grant to be repaid under the following circumstances for a period starting with final payment of the grant and ending either 18 months later, or 5 years after the first payment of grant whichever is longer.

 1. If progress to the job target is not satisfactory (initial 180 jobs and then a further 35 jobs);

 2.   If the number of jobs created/safeguarded is not maintained;

 3. The Company becomes insolvent or makes a voluntary agreement with its creditors or goes into liquidation or takes or suffers any steps preparatory to winding up the Company or the appointment of and Administrator, Liquidator or Receiver or commits or suffers any act equivalent to the foregoing;

 4.   There is a change of ownership or control of the Company;

 5. For a period of more than 6 months, the company ceases to own or stops using for the purposes of the project part or all of the premises or specified assets;

 6. If any information given in the grant application process changes substantially or is shown to be incorrect or misleading or any claim for a grant is based on misleading information;

 7. The Company fails to comply with the terms of the grant letter or Schedules;

 8. The preconditions in the offer letter are not maintained or the guarantee becomes ineffective (preconditions are that Sen Hong Resources acquires the business and assets of Aiwa Wales Manufacturing Limited, the National Assembly for Wales has a first charge over the land and buildings at Technology Park, Newbridge, and the valuation report dated September 11, 2001 is also addressed to the National Assembly for Wales and shows no material adverse changes).

Gain on sale of land

During the 2005, the Company sold the surplus North car park at its premises at Technology Park, Newbridge, Newport, United Kingdom. The gain on the sale of $364,000 represents the excess of the selling price over the adjusted cost of the land.

Interest Income

There was no interest income for either of the years ending December 31, 2005 or December 31, 2004 and reflects the fact that company held only small credit balances on its account.

Interest Expense

Interest expense for the year ended December 31, 2005, was $221,000 as compared to $190,000 for the year ended December 31, 2004 and reflected higher average borrowing levels throughout 2005.

Net Income

As a result of the factors discussed above, the Company reported a net income of $1.474million for the year ended December 31, 2005, as compared to a net income of $363,000 million for the previous year. This resulted in basic and diluted net income per share of $0.08 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2005, as compared to net income per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2004.


Year Ended December 31, 2004 compared to Year Ended December 31, 2003
---------------------------------------------------------------------

Revenues

Revenues for the year ended December 31, 2004, were $27.82 million representing an increase of $7.40 million, or 36.2%, as compared to $20.42 million for the year ended December 31, 2003. Substantially all of the revenues are derived from the provision of contract manufacturing services to OEM's however $326,000 or 1.6% of revenues in 2003 and $584,000 or 2.1% of revenues in 2004 were derived from a market return, investigation and repair service offered to OEM's to process field failures. The increase in revenue was largely a result of adding two new major customers to the Company's customer base and by generating additional revenues from existing customers. The number of customers increased from 13 at the end of December 2003 to 15 as of December 31, 2004.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2004, the Company's cost of sales was $25.57 million as compared to $20.95 million for the year ended December 31, 2003 which was an increase of $4.62 million, or 22.1%, on the year ended December 31, 2003. As with revenues, the majority of cost of sales incurred related to the EMS business, however $377,000 (1.8%) in 2003 and $460,000 (1.8%) in 2004 related to the market return and repair service. The Company attributes this increase primarily to the growth of sales revenue during the year ended December 31, 2004; however the Company also achieved improved gross margins during 2004 due to better utilization and efficiency of labor, combined with better product scheduling using its manufacturing resources planning system.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $2.93million in 2004 as compared to $2.29million in 2003, an increase of $0.64 million, or 28.0%.

A significant proportion of the increase is attributable to the restructuring cost of $275,000 which relates to a reduction in headcount (from 210 in December 2003 to 161 in December 2004). Following its transition from a large scale manufacturing operation for Aiwa to a small/medium sized EMS with a small customer base there was a necessity to significantly downsize the headcount of the company to ensure the successful transition to a competitive EMS. Through 2004 further adjustments were still being made to the organizational structure to refocus the business as a customer facing EMS. The skills required for a business of this type are substantially different to those needed for a multinational OEM. For example, as an OEM there were no sales staff and the procurement roles were largely progress chasing rather than negotiating prices with suppliers. A number of individuals were made redundant to further realign and streamline the indirect headcount and reduce the Company's cost base. This cost is the restructuring cost incurred in 2004 and resulted in lower indirect headcount costs as a result of which the Company was able to record its first profit. The lower cost base and improved organization structure and shape will enable the business to continue to be profitable in future years. Further restructuring costs are not anticipated at present.

Excluding the restructuring costs, the remaining increase in operating expenses was $366,000, or 16.0% which was across selling, general and administrative expenses, but this increase was below the rate at which sales revenues were growing.

Rental Income and Economic Development Grant

For the year ended December 31, 2004, the Company's rental income increased by to $553,000 from $459,000 in the same period of the prior year. Since July 1, 2002, the Company has leased a total of 42,000 square feet of its unused office spaces to two corporate entities. The increase in rental income in fiscal 2004 was primarily due to renting out additional space.

For the year ended December 31, 2004, the government economic development grant was amortized in the amounts of $682,000 as compared to $606,000 for the year ended December 31, 2003. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. Please see discussion above on section of results of operations for fiscal 2005 and 2004 for more detailed information.

Interest Income

There was no interest income for the year ended December 31, 2004, as compared to $1,000 for the year ended December 31, 2003, as a result of lower average balances held on the Company's bank accounts.

Interest Expense

Interest expense for the year ended December 31, 2004, was $190,000 as compared to $103,000 for the year ended December 31, 2003 and reflected the higher borrowing levels in 2004.

Net Income/(Loss)

As a result of the factors discussed above, the Company reported a net income of $363,000 for the year ended December 31, 2004, as compared to net loss of $1.852 million for the previous year. This resulted in basic and diluted net income per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2004, as compared to net loss per share of $0.10 on weighted average common shares outstanding of 17,988,660 for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since 2002, the Company has been financed primarily through cash flow generated through operations, the Welsh Assembly Government grant, and to a lesser extent, limited short term financing. In July 2002, the Company received a grant in aid of $3,863,000 from Welsh Assembly Government in the UK. The funding was made available to safeguard jobs following the decision by Aiwa Europe Ltd. to end production at Newbridge. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula, to reduce expenses.

As of December 31, 2005, the Company had cash and cash equivalents of $556,000, as compared to $18,000 as of December 31, 2004, an increase of $538,000.

Working capital increased by $1.27million during the year with most of the increase attributable to an increase of $743,000 in the inventory balance, which is driven by the new customers taken on in 2004 moving to full volume shipments in 2005 plus inventory on hand to address the high projected first quarter sales for 2006.

Accounts receivable showed a decrease of $972,000 due mainly to low sales levels in December combined with improved cash collections while other debtors increased from $360,000 to $617,000 due to the recording of a deferred taxation asset of $201,000 plus an increase in prepayments of $56,000. Accounts payable also showed a reduction of $509,000 while other current liabilities increased by $196,000 mainly due to a higher tax liability (Value added tax, Corporation Tax and Employees Income Tax) plus higher levels of accrued expense.

For the year ended December 31, 2005, $624,000 was spent on the acquisition of further plant, machinery and computer equipment which will enable the Company to remain competitive in its product offering. Significantly higher amounts will need to be spent through the next two to three years to ensure compliance with new European Commission directives as well as responding to changes in technology - smaller components, larger printed circuit boards.

Funding expenditure was significantly lower (bank interest, invoice discounting and bank charges) which resulted in a reduction in borrowing of $323,000 and a closing cash balance of $556,000.

The Company's bank facilities comprise an invoice discounting facility with a maximum advance limit of $3,953,200, subject to the level of qualifying sales invoiced, and a bank overdraft of $125,000. Interest rates on these facilities are calculated based on the Bank of England Base lending rates. At December 31, 2005, interest on the invoice discounting facility was charged at 1.65% above Base (down from 1.8% over Base in 2004) and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company are collateral for this arrangement.

The following summarizes the Company's debt and other contractual obligations at December 31, 2005:


      Description                 Amount                        Term
------------------------  ---------------------  ------------------------------------
Invoice discounting         $      2,292,000      Ongoing until facility terminated
Bank loan                   $         78,000      5 year term commencing June 2002
Bank Overdraft              $        125,000
Inter-company Loan          $        296,000
Finance lease agreements    $        378,000     10 year term commencing August 2002
------------------------------------------------------------------------------------
         Total              $      3,169,000

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

Seasonality

The Company does not believe that seasonality has had a material effect on its operations.

Inflation

The Company does not believe that inflation has had a material effect on its operations.

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, the Company's customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

The Company's customer base consists of 15 long term customers and relationships with Customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful debts is small. To date the company has only incurred one bad debt to the value of $35,000.

Inventories and Reserves

Inventories are valued at the lower of cost and net realizable value after making due allowance for obsolete and slow moving items. Work in progress is valued based on materials at cost, labour time and a proportion of overhead costs. On an annual basis the Company takes a physical inventory verifying the materials on hand and comparing its perpetual records to physical counts.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2005, the Company was exposed to changes in interest rates relating to its factoring facility and other debt obligations. The factoring facility bears interest at a variable rate of 1.65% above the Bank of England base rate. The Company's outstanding borrowings on the factoring facility, including bank overdrafts and a bank loan, were approximately $2.50 million as of December 31, 2005. The remainder of the Company's interest-bearing debt obligations, including finance lease obligations, is denominated in British pounds and bears interest at a fixed rate. As of December 31, 2005, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $378,000. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $25,000 per year.

Foreign Currency Risk

The Company faces foreign currency risks primarily as a result that the functional currency of the Company's operations in the UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income. For the year ended December 31, 2005, the Company recorded a foreign currency translation loss of approximately $1.66 million, and for the years ended December 31, 2004 and 2003, the Company recorded a foreign currency translation gain of approximately $1.37 million and $1.03 million, respectively.

The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages F-1 through F-6 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and porocedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b) Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. The Company's management concluded that, as of December 31, 2005, its internal control over financial reporting is effective.

(c) Changes in internal controls. There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.


ITEM 9B. OTHER INFORMATION

None.



                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Each of our directors is elected by the shareholders to a term of one (1) year and serves until his or her successor is elected and qualified, or until he or she resigns or is removed from office. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she resigns or is removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors are as set forth below:

     Name              Age                 Positions
-------------------  -----   ------------------------------------------------
Jacinta Sit           34     President, Chief Financial Officer and Director
Shaun Ashmead         39     Managing Director of Axiom Manufacturing Services
                             Ltd.
Vivian Lee-Yu Lam     37     Secretary and Director
Wonn Chew Chai        47     Director
-----------------------------------------------------------------------------

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

SHAUN ASHMEAD has held the position of Managing Director of Axiom Manufacturing Services Ltd. since March 2004. Prior to that, he was Axiom's Operations Director (August 2003 to March 2004), responsible for all aspects of the business other than sales. From September 2002 to August 2003, Mr. Ashmead was Head of the Administration Group responsible for Finance, Human Resources and Factory Engineering, and acted as Company Secretary. From July 2001 to September 2002 he was Axiom's Head of Quality and Engineering Groups, responsible for Technical Engineering, including new product introduction, supplier and product quality, Test Engineering and the Market Quality Investigation Centre. Mr. Ashmead has been employed with Axiom since 1986, predominately within a Quality Management role and was instrumental in ensuring Axiom achieved quality accreditations including ISO 9002, ISO 14001, QS 9000 and TS16949. He continues to ensure that the recognized standards are met or exceeded.

VIVIAN LEE-YU LAM has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a Hong Kong corporation whose principal business is the exploration and production of crude oil. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the registrant, and since September 2003, secretary and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong.

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

Significant Employees

There are no significant employees other than our executive officers.

Family Relationships

There are no family relationships among directors or officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters or control persons has had any of the following events occur:

  1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

  3. being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

  4. being found by a court of competent jurisdiction, in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Any person may request a free copy of the Code of Business Conduct and Ethics by writing to Oxford Technologies, Inc., 80 Wall Street, Suite 818, New York, NY 10005. We will disclose any waivers or amendments to our Code of Business Code and Ethics on Item 10 of a Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Company's equity securities are not publicly traded. Our board of directors consists of members of our management, and interacts closely with our ultimate parent. We do not have a separate audit committee. Instead, our board of directors performs the functions that an audit committee would customarily perform. None of the current members of our board of directors has been formally designated as an "audit committee financial expert" as that term is defined under the rules and regulations of the Securities and Exchange Commission. Our board of directors believes, however, that each of its members is fully qualified to address any issue that is likely to come before it that would customarily be addressed by an audit committee, including the evaluation of our financial statements and supervision of our financial auditors.


ITEMS 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $145,602 in salary and approximately $13,832 in pension in 2005, approximately $122,792 in salary and $4,789 in pension on 2004 and approximately $97,603 in salary and approximately $8,704 in pension in 2003. Mr. Ashmead was appointed Axiom's managing director in March 2004. In accordance with Item 402(a)(5) of Regulation S-B, the Company has omitted certain columns from the table required by Item 402(b).

The Company has no profit sharing, stock option or other similar programs for the benefit of the Company's executive officers and directors.

Option/SAR Grants

The Company does not have a stock option plan. No stock options have been granted or exercised by any of the officers or directors since the Company was founded.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since the Company's inception; accordingly, no stock options have been granted or exercised by any of the officers or directors.

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements between the Company and its executive officers. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or form a change in control or a change in the named executive officer's responsibilities following a change in control.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of June 20, 2006, each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                   Name and Address      Number of Shares      Percentage
Title of Class   of Beneficial Owner    Beneficially Owned    of the Class
-------------  -----------------------  -----------------   ----------------
Common Stock    Great Admirer Ltd. (i)     17,601,002          94.8% (ii)
                2 Queen's Road, Central
                Hong Kong
-------------------------------------------------------------------------------

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of August 2, 2006.

As of the date of this Report, no options, warrants or rights to acquire shares have been granted.

Security Ownership of Management

Except Shaun Ashmead, the managing director of Axiom Manufacturing Services Ltd., who owns 600 shares of our common stock, none of our executive officers and directors beneficially owned our securities.

                  Name and Address           Number of Shares    Percentage
Title of Class   of Beneficial Owner        Beneficially Owned   of the Class
--------------- ------------------------  -------------------- ---------------
Common Stock    Shaun Ashmead                     600             0.003% (i)
                Axiom Manufacturing Services Ltd
		    Technology Park, Newbridge
		    Newport, Gwent
                United Kingdom
-----------------------------------------------------------------------------

(i) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of August 2, 2006.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-B. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Officers and Directors

There are no transactions with officers and directors as required to be disclosed under Item 404(a) of Regulation S-B.

Transactions with Promoters

On March 8, 2002, in connection with our organization, we issued 5,000,000 shares of our common stock to Waywood Investment Ltd. for services valued at $500.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2005, 2004 and 2003 and reviews of the Company's interim financial statements included in the Company's Forms 10-KSB for fiscal 2005, 2004 and 2003 were $39,750, $39,000 and $32,000 respectively.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3) Tax Fees: The aggregate fees billed by the Company's auditors for taxation services amounted to $1,950 in 2005 ($0 in 2004 and 2003) for preparation of the Company's 2003 Corporate Income Tax return.

(4)  All Other Fees: None.

(5) Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2005, 2004 and 2003.




                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Annual Report:

  (1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report.

  (2) Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

  (3) Exhibits. See Item 15(b) below.

(b) Exhibits.

Exhibit No.                 Description and Location
-----------  ------------------------------------------------------------------
 3.1         Certificate of Incorporation (Incorporated by reference to Exhibit
             3.1 to the Company' Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49854).

 3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB filed on June 10, 2002, Commission File No. 0-49854).

 4.1 Specimen Form of the Company's Stock Certificate (Incorporated by reference to Exhibit 4 to the Company's Amendment No. 1 to the Registration Statement on Form 10-SB, filed on July 29, 2002, Commission File No. 0-49854.

14.1         Code of Business Conduct and Ethics (Incorporated by reference to
             Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form SB-2, filed on July 20, 2004. Commission File No. 333-117500).

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2)above.





                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OXFORD TECHNOLOGIES INC.

a Delaware corporation



Dated:  August 2, 2006


By: /s/ Jacinta Sit
----------------------
Jacinta Sit, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Signature                        Capacity                      Date

/s/ Jacinta Sit
----------------     President, Chief Financial Officer      August 2, 2006
Jacinta Sit     	   (principal executive officer,
                     principal financial officer and
                     principal accounting officer)
                     and Director


/s/ Vivian Lee-Yu Lam
---------------------     Director and Secretary             August 2, 2006
Vivian Lee-Yu Lam









                          OXFORD TECHNOLOGIES, INC.
                      CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report.....................................           F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004.....           F-2

Consolidated Statement of Income for the Years Ended
 December 31, 2005, 2004 and 2003................................           F-3

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 2005, 2004 and 2003................................           F-4

Changes in Stockholders Equity...................................           F-5

Notes to Financial Statements as of December 31, 2005, 2004 and 2003        F-6





          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Technologies, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Demetrius & Company, LLC
----------------------------
DEMETRIUS & COMPANY, L.L.C.
Wayne, New Jersey
April 21, 2006







                           OXFORD TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                 Dec. 31         Dec. 31
                                                                  2005             2004
                                                              -------------     ----------
                                                               US $'000          US $'000
                                ASSETS
Current assets:
Cash and cash equivalents....................                  $      556     $      18
Accounts receivable, net of allowance for doubtful
 accounts of $ nil as of Dec. 31, 2005 and
 Dec. 31, 2004 respectively..................                       5,586         6,558
Inventory....................................                       5,987         5,244
Deferred income taxes........................                         201             -
Other current assets.........................                         416           360
                                                               -----------   ----------
  Total Current Assets.......................                      12,746        12,180

Property and equipment, net of accumulated depreciation
  of $24,498 and $26,999 as of Dec. 31, 2005 and 2004,
  respectively...............................                      14,004        16,248

Other long term assets
Deferred taxation............................                         134             -
                                                                ----------   ----------
                                                                $   26,884   $   28,428
                                                                ==========   ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable.............................                  $     5,764   $    6,273
Notes payable, current portion...............                        2,642        3,171
Taxes payable................................                          668          402
Accrued expenses and other payables..........                          504          363
Deferred income, current portion.............                          639          713
                                                               -----------   ----------
  Total Current Liabilities..................                       10,217       10,922

Long-term Liabilities:
Deferred income, non-current portion.........                        1,248        2,104
Capital leases, non current portion..........                          215            -
Notes payable, non-current portion...........                          312          321
                                                                -----------   ----------
  Total Long-term Liabilities................                        1,775        2,425

Stockholders' Equity:
Preferred stock, 20,000,000 shares authorized,
  none issued................................                            -            -
Common stock, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding...                            2            2
Additional paid in capital...................                       32,927       32,927
Accumulated Other Comprehensive Income.......                        1,134        2,797
Accumulated Deficit..........................                      (19,171)     (20,645)
                                                               ------------  -----------
  Total Shareholders' Equity.................                        14,892       15,081
                                                               ------------  -----------
                                                               $     26,884  $    28,428
                                                               ============  ===========


                The accompanying notes are an integral part of the statements




                                         OXFORD TECHNOLOGIES, INC.
                                     CONSOLIDATED STATEMENT OF INCOME





                                              	                            Years Ended December 31,
                                               	                 -------------------------------------------------
                                                                       2005               2004             2003
                                                                 ----------------   ---------------- -------------

(Dollars in thousands except per share data)                         US$'000             US$'000         US$'000

Net Sales...........................................              $        30,684   $       27,818    $     20,421
Cost of Sales.......................................                       27,788           25,572          20,949
                                                                 ----------------   ---------------   -------------
Gross Profit........................................                        2,896            2,246           (528)

Operating Expenses
  Restructuring cost................................                            -              275               -
  Selling, general and administrative...............                        3,186            2,653           2,287
                                                                  ----------------  ---------------   -------------
     Operating Income/(Loss)........................                        (290)            (682)          (2,815)

Other Income and Expenses
  Rental income.....................................                          609              553             459
  Economic development grant........................                          677              682             606
  Gain on sale of land..............................                          364                -               -
  Interest income...................................                            -                -               1
  Interest expense..................................                        (221)            (190)           (103)
                                                                  ----------------  ---------------  --------------
Income (loss) before income tax benefit.............                        1,139              363         (1,852)
                                                                  ----------------  ---------------  --------------

Income tax benefit..................................                          335                -               -
                                                                  ----------------  ---------------  --------------
Net income (loss)...................................               $        1,474    $         363    $     (1,852)
                                                                  ================  ===============  ==============

Basic and diluted income per share..................               $         0.08    $        0.02    $      (0.10)
                                                                  ================  ===============   =============

Weighted average common shares outstanding..........                   18,564,002       18,564,002       17,988,660
                                                                  ================  ===============   =============



                        The accompanying notes are an integral part of the statements.







                                           OXFORD TECHNOLOGIES, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                 Common Stock
			                             Par value $.0001                                    Accumulated Other Comprehensive
                                        ----------------------------   Additional       Accumulated    Comprehensive	  Income/
                                             Shares          Amount   Paid in Capital     Deficit         (Loss) 	          (Loss)
                                        ---------------  ----------- ----------------- -------------- ------------------ ----------

Balance, Dec. 31, 2002                     13,564,002    $        1    $     32,973      $    (19,156)  $         390    $    (20)
Common stock issued in acquisition	        5,000,000             1              -                   -              -            -
Stock issuance costs                                -             -            (46)                  -              -            -
Comprehensive Income                                -             -               -                  -              -            -
Net income                                          -             -               -            (1,852)              -       (1852)
Foreign currency translation adjustment             -             -               -                  -           1374         1374
                                                                                                    		              --------
  Total comprehensive loss                                                                                                $  (498)
                                                                                                                          ========
	                                 ---------------- -------------  -------------  ---------------  ----------------
Balance, Dec. 31, 2003                     18,564,002   $         2    $     32,927     $     (21,008)   $       1,764
                                       ================ =============  =============  ===============  ================
Comprehensive Income                                -             -               -                 -                -           -
Net income                                          -             -               -               363                -     $   363
Foreign currency translation adjustment             -             -               -                 -            1,033       1,033
                                                                                                    				   -------
  Total comprehensive profit                                                                          			   $ 1,396
                                                                                                                           =======
	                                 ---------------- -------------  ------------  ---------------   ---------------
Balance, Dec. 31, 2004                     18,564,002   $         2    $     32,927    $     (20,645)    $       2,797
                                       ================ =============  ============= ================  ===============
Comprehensive Income                                -             -               -                -                -            -
Net income                                          -             -               -            1,474                -      $ 1,474
Foreign currency translation adjustment             -             -               -                -          (1,663)       (1663)
                                                                                                    				   -------
  Total comprehensive loss                                                                                                 $ (189)
                                                                                                                           ========
	                                 ---------------  ------------  --------------- -----------------  ------------
Balance, Dec. 31, 2005                     18,564,002   $         2    $     32,927    $     (19,171)    $      1,134
                                       ===============  ============  =============== =================  ============




                                 The accompanying notes are an integral part of the statements






                                   OXFORD TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     Years Ended December 31,
                                                                 ----------------------------------------------
                                                                     2005           2004             2003
                                                                 -------------  --------------  ---------------
                                                                    US $'000      US $'000        US $'000
Cash Flows from Operating Activities:
Net Income (loss)...................................              $     1,474    $       363     $     (1,852)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.....................                      895            671             1,300
  Deferred taxation.................................                    (134)              -                 -
  Amortization of grant received....................                    (639)          (682)             (606)

Changes in operating assets and liabilities:
  Accounts receivable...............................                      972          (705)           (2,135)
  Inventory.........................................                    (743)             32           (1,344)
  Other assets......................................                    (257)              2                10
  Accounts payable..................................                    (509)           (81)             2,866
  Taxes payable.....................................                      266          (337)               403
  Accrued expenses and other payables...............                      141          (387)               523
  Deferred income...................................                    (291)             93             (263)
                                                                   ----------    -----------    --------------
  Cash provided by (used in) operating activities...                    1,175        (1,031)           (1,098)

Cash Flows from Investing Activities:
Purchase of property and equipment..................                    (624)          (351)             (244)
Proceeds from sale of property and equipment........                      844             51                 -
                                                                   ----------    -----------    --------------
 Cash provided by (used in) investing activities....                      220          (300)             (244)

Cash Flows from Financing Activities:
Costs of issuance of stock..........................                        -              -              (46)
Proceeds (Payment) of long term debt................                    (323)          1,205             1,514
                                                                   ----------    -----------    --------------
 Cash provided by (used in) financing activities....                    (323)          1,205             1,468

Effect of exchange rate changes on
  cash and cash equivalents.........................                    (535)          (157)               128
                                                                   ----------    -----------    --------------
Increase/ (Decrease) in cash and
  cash equivalents..................................                      538          (283)               254

Cash and Cash Equivalents, Beginning................               $       18    $       301    $           47
                                                                   ==========    ===========    ==============
Cash and Cash Equivalents, Ending...................               $      556    $        18    $          301
                                                                   ==========    ===========    ==============



Supplemental disclosure of cash flow information:
 Cash paid for interest.............................               $      221    $       190     $          98
                                                                   ==========    ===========     =============



        The accompanying notes are an integral part of the statements.







                           OXFORD TECHNOLOGIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005 and 2004


NATURE OF OPERATIONS

Oxford Technologies Inc. ("the Company") and its subsidiary, Axiom
Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

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

Axiom's principal offices and manufacturing facilities are located at Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above-mentioned facility.

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

Net Income/(Loss) Per Common Share - Basic net income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. In excess of 99% of both revenues generated and the cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) with the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

Warranty - all products manufactured are warranted to be of satisfactory quality, comply with specification and free from defects in components (subject to the Company being able to prove they comply with specification) and workmanship. In the event that product fails to comply with this warranty, within 5 days of receipt the customer can return the product for replacement or beyond this period return the product for repair. For items repaired, the cost of the repair is expensed at the time it is incurred. This value is not material.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of raw materials (components), work in progress and finished goods and is valued as follows: raw materials are valued at the standard cost of the material; both work in progress and finished goods are valued at the standard cost of the material used to manufacture these products plus an allowance for labor and overhead utilized to get these products to their current stage of completion.

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

    Buildings & building improvements         20 to 45 years
    Machinery & equipment                      5 to 10 years
    Fixtures & fittings                         3 to 8 years

Upon retirement or sale, the costs of the asset disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.

Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short term maturity of these instruments.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.

Advertising Costs - The Company expenses advertising costs when incurred.

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2005, 2004 and 2003 includes foreign exchange translation gains.

Funding Arrangements - The Company has a full factoring facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. The amount borrowed under this facility is shown in Other Receivables on the Balance sheet. Management believes that this treatment complies with guidance provided in SFAS 140.

Critical Accounting Policies - The Company considers revenue recognition and the valuation of accounts receivable, allowance for doubtful accounts, and inventory and reserves as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

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

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

                                   	             2005           2004
                                   	        -------------- --------------
                                                US'000         US'000

Building & building improvements             $    15,818   $      18,017
Machinery & equipment                             16,472          18,330
Fixtures and fittings                              6,212           6,900
                               	        -------------  -------------
                                  	              38,502          43,247
Less: accumulated depreciation                  (24,498)        (26,999)
                                	        -------------  -------------
                    Total                    $    14,004   $      16,248
                               	        =============  =============

Depreciation and amortization expenses amounted to $895,000, $671,000 and $1,300,000 for the years ended December 31, 2005, 2004 and 2003 respectively.


3.  INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:


                                              2005          2004
                                           ---------     ----------
                                             US'000        US'000

     Raw Materials                            3,842         3,831
     Work in progress                         1,924         1,364
     Finished Goods                             221            49
				                 ----------     ----------
                         TOTAL                5,987         5,244
				                 ----------     ----------

4.  LOAN PAYABLE

The following is a breakdown of loans payable as of December 31, 2005 and 2004:

December 31, 2005:
                                   Current portion         Non-current
                                  -------------------   ----------------
Invoice discounting               $          2,292      $             -
Bank overdraft                                 125                    -
Bank loan                                       62                   15
Inter-company loan                               -                  297
Finance lease agreement                        163                  215
                                   ---------------      ---------------
                   Total           $         2,642      $           527
                                   ===============      ===============


December 31, 2004:
                                   Current portion       Non-current
                                  ----------------      ---------------
Invoice discounting                $         2,770       $            -
Bank overdraft                                 188                    -
Bank loan                                       69                   86
Inter-company loan                               -                   93
Finance lease agreement                        144                  142
                                  ----------------       --------------
                  Total            $         3,171       $          321
                                  ================       ==============


The following is a schedule of future payments required under bank loan and finance leases:

       2006                  $    2,642
       2007                         120
       2008                          52
       2009		                   43
       2010                          15
      Thereafter                    297
                            ------------
                             $    3,169
                            ============

The invoice discounting facility is provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $3.953million. There is no maturity date to this facility but it is reviewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 1.8% above the Bank of England base rate.

The overdraft facility of $171,880 is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport, interest is charged at a rate of 2% above the Bank of England base rate.

The inter-company loans are provided by the ultimate parent company and associate companies of Oxford Technologies and no repayments have been made or planned and the loans have no maturity date.

The bank loans were provided by HSBC to assist in the purchase of Surface Mount Technology (SMT) to enable the Company to compete in the EMS market place. The loan was taken in June 2002 for a five year period expiring in May 2007. Quarterly payments including principal and interest of 17.3% per annum total $16,228. The loan is secured against the SMT equipment acquired.

The Company is leasing a Multifunctional Placement Machine from HSBC Asset Finance. The lease term is five years with an expiration date of August 2007. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 17.4% are $8,267.

The Company is leasing Wayne Kerr test platforms from HSBC Asset Finance. The lease term is five years with an expiration date of June 2007. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 18.4% are $16,229.

The Company is leasing a BTU oven from Saleslease Purchase Limited, a subsidiary of the Bank of Scotland. The lease term is one year with an expiration date of April 2006. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest at 9.7% are $3,052.

The Company is leasing AOI equipment from HSBC Asset Finance. The lease term is five years with an expiration date of April 2010. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 3.97% are $2,645.

The Company is leasing a PVA Coating Machine from HSBC Asset Finance. The lease term is five years with an expiration date of July 2010. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 3.97% are $1,276.

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2004 and 2005.

5.  DEFERRED INCOME

In July 2002, the Company received a grant aid of $3.863million from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to credit other income as follows:

                      Amortization       Allocation         Monthly
     Category            Months            Amount         Amortization
------------------- --------------- ------------------  -----------------
                                         US$'000             US$'000

Staff                     60          $    2,823         $         47
Building                 432          $    1,014         $          2
Plant & Machinery         84          $       26         $          1
                                    -------------       -------------
               Total                  $    3,863         $         50
                                    =============       =============


6. SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed in 2005 and 2004 are shown below:

                                2005             2004          2003
			          --------------   --------------	-------------
Facilities & Maintenance    $   940,000       $    900,000   $   842,000
Other personnel costs       $   870,000       $    730,000   $   570,000
Bank charges                $   305,000       $    359,000   $   389,000
Advertising & promotion     $   218,000       $    195,000   $   181,000
Indirect Materials          $   187,000       $    120,000   $    93,000
Travel                      $    73,000       $     96,000   $    74,000
Other                       $   258,000       $    253,000   $   138,000
                           -------------    ---------------  -----------
       TOTAL                $ 2,851,000       $  2,653,000   $ 2,287,000
			         ============	  ===============  ===========


7.  ADVERTISING EXPENSES

Advertising expenses for the years 2005, 2004 and 2003 were $33,240 and $191,199 and $80,767 respectively.

8.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $630,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2007.

9.  INCOME TAX

The Company's subsidiary, Axiom has UK carry forward losses amounting to US$25,163,000 and US$31,317,000 in 2005 and 2004 respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:

Deferred tax asset:                      2005           2004
                                    -------------   ------------
                                 	   US$'000        US$'000

Net operating loss carry forward    $    25,163     $   31,317
                                  	===========     ==========

Deferred tax assets (30%)                 7,548          9,395
Valuation allowance                     (7,213)        (9,395)
                                 	-----------    -----------
Net deferred tax assets             $       335    $         0
                                	===========    ===========

The balance of the deferred taxation account consists of the tax effect of timing differences in respect of:

                                              2005           2004
                                        --------------  ------------------
Excess of depreciation over	           $      134		        -
taxation allowances on fixed assets
Tax losses available	  	                  201                 -
                                        -------------    -----------------
Deferred tax assets	                 $      335      $          0
                                        =============    =================

10. BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $106,519, $133,026 and $132,000 for the years 2005, 2004 and 2003 respectively.

11.  RELATED PARTY TRANSACTIONS

At December 31, 2005, the Company had inter-company loans of $297,000 due to its parent company and affiliates, which were recorded as non current notes payable. Of this $200,000 has been lent to the Company by the ultimate parent company South Sea Petroleum Holdings Limited of Hong Kong, $77,000 lent by an associate company Cowley Technologies Corporation registered in Delaware and $20,000 lent by an associate company Ridgefield Industries Corp. also registered in Delaware. As all lenders are related companies of Oxford Technologies Inc., the loans are unsecured, do not attract interest, and have no structured repayment arrangements.

12.  CAPITAL LEASE

The following is an analysis of the capital lease by major classes. The capital lease liabilities are included in long-term debt.

Class of property                  Asset Balances at December 31,
                                     2005                2004
                                ---------------     -----------------
Plant and Machinery                 1,032,533             564,749
Less: Accumulated Depreciation      (401,111)           (158,099)
                                --------------      ---------------
                                      631,422             406,650
   			              ==============      ==============

The following is a schedule by years of future lease payments under the capital leases as of December 31, 2005:

Year ending December 31
                                                      US $
                                                -----------------
	2006                                         $    163,000
	2007                                               96,000
	2008                                               52,000
	2009			                                 52,000
	2010				                           15,000
		                                     ---------------
	Total Minimum Lease Payments                      378,000
	Less interest				               59,000
                                                 ---------------

	Present Value of minimum lease payments           378,000
    	Less current portion			              163,000
						            ---------------
	Long term portion			               $    215,000
						            ===============

13.  RESTRUCTURING COSTS

During 2004, the Company recorded pre-tax restructuring of $275,000, relating to downsizing and realigning the business structure from (OEM) Original Equipment Manufacturing to EMS (Electronics Manufacturing Services). The charge is primarily related to employee termination benefits. Following its transition from a large scale manufacturing operation for Aiwa to a small/medium sized
EMS with a small customer base there was a necessity to significantly downsize the headcount of the company to ensure the successful transition to a competitive EMS. Through 2004 further adjustments were still being made to the organizational structure to refocus the business as a customer facing EMS. The skills required for a business of this type are substantially different to those needed for a multinational OEM. For example, as an OEM there were no sales staff and the procurement roles were largely progress chasing rather than negotiating prices with suppliers. A number of individuals were made redundant to further realign and streamline the indirect headcount and reduce the Company's cost base. This cost is the restructuring cost incurred in 2004 and resulted in lower indirect headcount costs as a result of which the Company was able to record its first profit. The lower cost base and improved organization structure and shape will enable the business to continue to be profitable in future years. Further restructuring costs are not anticipated at present.

14.  CONCENTRATION

Five customers represent eighty percent (80%), seventy three percent (73%) and seventy six percent (76%) of sales respectively in 2005, 2004 and 2003. Five customers represent seventy three percent (73%) and seventy four percent (74%) of Accounts Receivable respectively in 2005 and 2004, comparative data for 2003 is not available.