Form 10-Q
period 2006-03-31
OXFORD TECHNOLOGIES INC
filed 2006-09-11
CIK 1169567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2006

 [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

       Commission file number:                   000-49854
                                ________________________________________________

                             OXFORD TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                     04-3615974
---------------------------------------   --------------------------------------
State or other jurisdiction                (I.R.S. Employer Identification No.)
     of incorporation or organization)

                   80 Wall Street, Suite 818, New York, NY 10005
--------------------------------------------------------------------------------
            (Address of principal executive offices, including Zip code)

                                (212) 809-1200
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [X]  No [  ]

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one):

       Large accelerated filer   [  ]    Accelerated filer   [  ]

       Non-accelerated filer  [X]

Indicate by check whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).     Yes [  ]  No  [X]


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $0.0001, as of September 11, 2006.






                               OXFORD TECHNOLOGIES, INC.


                                  Table of Contents


Part I. Financial Information


Item1.  Financial Statements

   Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and
      December 31, 2005

   Condensed Consolidated Statements of Operations for the Three Months Ended
      March 31, 2006 and 2005 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 2006 and 2005 (Unaudited)

   Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk


Item 3.  Controls and Procedures


Part II.   Other Information


Item 1A.  Risk Factors

Item 6.  Exhibits








Item 1.  Financial Statements



                              OXFORD TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS



 				ASSETS
                                                                March 31, 2006      Dec. 31, 2005
                                                                  Unaudited            Audited
                                                             -------------------  ----------------
                                                                   US $'000            US $'000
Current assets:
Cash and cash equivalents...............................      $         518       $          556
Accounts receivable, net of allowance for doubtful
 accounts of $ nil as of Mar. 31, 2006 and
  Dec. 31, 2005 respectively............................              6,932                5,586
Inventory...............................................              6,530                5,987
Deferred income taxes...................................                165                  201
Other current assets....................................                556                  416
                                                              --------------      ---------------
   Total Current Assets.................................             14,701               12,746

Property and equipment, net of accumulated depreciation
 of $25,414 and $26,641 as of Mar. 31, 2006 and
 Dec. 31, 2005, respectively............................             14,356	            14,004

Other long term assets
Deferred taxation.......................................                158                  134
                                                              --------------       --------------

                                                              $      29,215        $      26,884
                                                              ==============       =============



                                 LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable.......................................        $      7,224         $      5,764
Notes payable, current portion.........................               3,500                2,642
Taxes payable..........................................                 359                  668
Accrued expenses and other payables....................                 295                  504
Deferred income, current portion.......................                 647                  639
                                                               -------------       -------------
   Total Current Liabilities...........................              12,025               10,217

Long-term Liabilities:
Deferred income, non-current portion...................               1,101                1,248
Capital leases, non-current portion....................                 226                  215
Notes payable, non-current portion.....................                 297                  312
                                                               ------------        --------------
   Total Long-term Liabilities.........................               1,624                1,775

Stockholders' Equity:
Preferred stock, 20,000,000 shares authorized,
  none issued..........................................                   -                    -
Common stock, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding.............                   2                    2
Additional paid in capital.............................              32,927               32,927
Accumulated Other Comprehensive Income.................               1,426                1,134
Accumulated Deficit....................................            (18,789)             (19,171)
                                                             ---------------      --------------
   Total Shareholders' Equity..........................              15,566               14,892
                                                             ---------------      ---------------
                                                             $       29,215       $       26,884
                                                             ===============      ===============



                 The accompanying notes are an integral part of the statements.







                              OXFORD TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Three-Month Period
                                                                   Ended March 31,
                                                      --------------------------------------
                                                              2006                2005
                                                      -------------------  -----------------
(Dollars in thousands except per share data)
Sales..........................................        $          9,352      $         6,832
Cost of Sales..................................                   8,268                6,259
                                                      -------------------  ------------------
Gross Profit...................................                   1,084                  573

Operating Expenses
 Selling, general and administrative...........                     971                  776
                                                      ------------------   ------------------

Operating Income/(Loss)........................                     113                (203)

Other Income and Expenses
 Rental income.................................                     165                 137
 Economic development grant....................                     164                 176
 Interest expense..............................                    (44)                 (47)
                                                     -------------------  ------------------

Net Income before income tax benefit/(charge)           $           398    $             63

Income tax benefit/(charge)....................                    (16)	                  -
						                 -------------------  ------------------
Net Income.....................................                     382                  63
                                                     ===================  ==================

Basic and diluted income per share.............         $          0.02    $           0.00
                                                     ===================  ==================

Weighted average common shares outstanding.....              18,564,002          18,564,002
                                                     ===================  =================



              The accompanying notes are an integral part of the statements.









                                        OXFORD TECHNOLOGIES, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS




                                                            Three-Month Period
                                                              Ended March 31,
                                                    ----------------------------------
                                                          2006               2005
                                                    -----------------  ---------------
                                                       US $'000            US $'000
Cash Flows from Operating Activities:
Net Income......................................     $       382        $        63
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization..................             192                241
 Other long term assets.........................            (24)                  -
 Amortization of grant received.................           (164)              (176)
Changes in operating assets and liabilities:
 Accounts receivable............................          (1,346)                871
 Inventory......................................            (543)              (629)
 Other assets...................................            (104)                231
 Accounts payable...............................            1,460                118
 Taxes payable..................................            (309)              (195)
 Accrued expenses and other payable.............            (209)                 90
 Deferred income................................               25               (40)
                                                    -------------    ---------------
    Cash provided by (used in) operating activities         (640)                574

Cash Flows from Investing Activities:
 Purchase of property and equipment.............            (282)               (34)
 Proceeds from sale of property and equipment...                -                 21
                                                   --------------    ---------------
    Cash used in investing activities...........            (282)               (13)

Cash Flows from Financing Activities:
 Proceeds from (payments for) notes payable.....              854              (555)
                                                   --------------    ---------------
    Cash provided (used in) by financing activities           854              (555)

Effect of exchange rate changes on cash
   and cash equivalents.........................               30                (7)
                                                   ---------------  ----------------
Decrease in cash and cash equivalents...........             (38)                (1)

Cash and Cash Equivalents, Beginning............   $          556   $             18
                                                   ==============   ================
Cash and Cash Equivalents, Ending...............   $          518   $             17
                                                   ==============   ================


Supplemental Disclosure of Cash Flow Information

 Cash paid for interest.........................   $          44    $             47
                                                   ==============   ================





           The accompanying notes are an integral part of the statements.








                               OXFORD TECHNOLOGIES INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2006 and 2005





1.  NATURE OF OPERATIONS

Oxford Technologies, Inc ("the Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the following market sectors: telecoms, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers a comprehensive integrated design and manufacturing service from initial design to volume production, direct order fulfilment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom owned by Great Admirer Limited ("Great Admirer"), a Hong Kong Corporation. The Company as the legal acquirer was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom.

At the time Great Admirer acquired Axiom in April 2002, Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore no costs incurred by Axiom were recorded in the accounts of Axiom.

Axiom's principal office and manufacturing facility is located at Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above mentioned facility.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Limited, with the Company subsequently being renamed Axiom Manufacturing Services Limited on April 10, 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTIND POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended
March 31, 2006 and 2005 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10K for the year ended December 31, 2005.

Foreign Currency Translation - The functional currency of the Company's operation in the UK is the British pound sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investment and financing activities are translated at rates in effect at the time of the cash inflow or outflow. Assets and liabilities are translated at end of period exchange rates. Foreign currency transaction gains or losses are included in the determination of net income.

Revenue Recognition - Sales revenues are recognized when the products are shipped to the customer or services are rendered, net of discounts, returns and allowances.

Trade Receivables - Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with and the economic status of the customer.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined using the first in first out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded.

Property, plant and equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over estimated useful lives of various asset classes as follows:

     Building & building improvements     20 to 45 years
     Machinery & equipment                5 to 10 years
     Fixtures and fittings                3 to 8 years

Upon retirement or sales, the costs and related depreciation of the asset disposed of, are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. The Company reviews its property and equipment annually for impairment, and accordingly will write down those assets to their estimated fair value.

Advertising Costs - The Company expenses advertising costs when incurred.

Restructuring - To downsize and streamline operations and rationalise its manufacturing facilities, the Company has periodically recorded restructuring costs.

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

3.  LOAN PAYABLE

The following is a breakdown of loans payable as of March 31, 2006 and December 31, 2005:


March 31, 2006

				             Current portion      Non-current
                                     ---------------    -------------
  Invoice discounting                 $       3,330     $           -
  Bank loan                                      48                12
  Intercompany loans	                          0               297
  Finance lease agreements                      122               214
				             ---------------	 --------------
          Total                       $       3,500     $         523
				             ---------------	 --------------

December 31, 2005

				             Current portion	    Non-current
                                     ---------------   --------------
  Invoice discounting                $        2,287    $            -
  Bank loan                                     187                16
  Intercompany loans                              0               296
  Finance lease agreements                      168               215
				             --------------	---------------
         Total                       $        2,642    $          527
				             --------------	---------------

4.  DEFERRED INCOME

In July 2002, the Company received a grant aid of $3.863million from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to credit other income.

5.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $630,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2008.

6.  INCOME TAX

The Company's subsidiary, Axiom has UK carry forward losses amounting to US$24,781,000 and US$25,163,000 in 2006 and 2005 respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:


Deferred tax asset:                        2006                 2005
                              	 ---------------     ---------------
                                         US$'000              US$'000

  Net operating loss c/fwd           $     24,781         $       25,163
                                     =============       ===============

  Deferred tax assets (30%)                 7,434                  7,548
  Valuation allowance                     (7,111)                (7,213)
                                 	 -------------        --------------
  Net deferred tax assets           $        323         $            0
                                     =============        ===============

The balance of the deferred taxation account consists of the tax effect of timing differences in respect of:


		                                    2006             2005
                                          ----------------  ---------------
                                              US$'000            US$'000

   Excess of depreciation over
    taxation allowances on fixed assets    $          158    $          134

   Tax losses available	  	                        165               201
                                           ---------------   --------------
   Deferred tax assets	                   $          323    $          335
                                           ===============   ==============

The whole of the above movement for the quarter to date is applicable to a change in the estimate of the recoverable amount of deferred tax assets brought forward.

Unused tax losses of $24,781,000 (net tax effect @30% tax rate $7,434,000) may be recognized in the future to the extent that it can be established that future taxable profits are likely to arise.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The discussion in this quarterly report on Form 10-Q contains forward looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward looking statements can be identified by the use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward looking statements. The Company assumes no obligation to update any such forward looking statements.

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited ("Axiom") with the issuance and exchange of 13,562,002 shares of the Company's common stock ("the Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

The Company conducts it s business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which in turn was a wholly owned subsidiary of the Aiwa Company of Japan. (Note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

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


RESULTS OF OPERATIONS

Three month periods ended March 31, 2006 and 2005.

Revenues

Revenues for the three month period ended March 31, 2006 were $9.35million which is an increase of $2.52million or 36.8% as compared to $6.83million for the same period in 2005. The increase in revenue was largely a result of generating additional revenues from existing customers by progressing from simple printed circuit board manufacture through to full product assembly.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended March 31, 2006, cost of sales was $8.27million as compared to $6.26million for the three months ended March 31, 2005. This increase (32.11%) is primarily driven by the increased material cost of manufacturing product associated with the higher sales volumes. The cost of sales as a percentage of sales decreased to 88.4% for the three months ended March 31, 2006 from 91.6% for the three months ended March 31, 2005 as a result of improved labor efficiencies and negotiated material price reductions.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses increased by $195,000 or 25.2% to $971,000 for the three months ended March 31, 2006 as compared to $776,000 in the same period of the prior year. The increase is as a result of higher spend in 2006 on building maintenance, marketing and promotions, indirect materials and legal fees.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2006, rental income and economic development grant was $329,000 as compared to $313,000 for the same period of the previous year. Rental income to March 31, 2006 was $28,000 higher than the first quarter of 2005 as a result of further unused warehouse space being let to an existing tenant. For the period March 31, 2006, the economic development grant was amortized in the amount of $164,000 as compared to $176,000 for the same period of the previous year.

Interest expenses

Interest expenses for the three months ended March 31, 2006 was $44,000 as compared to $47,000 for the same period of the previous year. Although showing a slight decrease year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Income Taxes

As a result of a review of the estimate of the recoverable amount of deferred tax assets brought forward a tax charge of $16,000 has been recorded in the profit and loss account to reflect the movement for the quarter.

Net Income

As a result of the factors discussed above, for the three month period ending March 31, 2006, net income was $382,000 as compared to net income of $63,000 for the three month period ending March 31, 2005. This resulted in a basic income per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31,2006 as compared to basic income per share of $0.00 on the same number of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations and borrowings under its credit facilities. As of March 31, 2006, we had cash and cash equivalents of $518,000.

For the three months ended March 31, 2006, net cash used in operations was $640,000 as compared to $574,000 provided by operations in the same period of the prior year.

Net cash inflow from financing activities for the three month period ended March 31, 2006 was $854,000, as compared to net cash used in financing activities of $555,000 for the same period of the previous year.

For the three months ended March 31, 2005, short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $4,000,390 subject to the level of qualifying sales invoiced and a bank overdraft of $173,930. Interest rates are calculated with reference to bank base rates. At March 31, 2006, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2006:


        Description            Amount                        Term
------------------------  ----------------- -----------------------------------------------------------
Invoice discounting        $   3,300,000   Ongoing until facility terminated
Bank loan                  $      59,100   5 year term commencing June 2002
Overdraft		         $       1,000
Inter-company Loan         $     297,000
Finance lease agreements   $     335,700   Mix of 5 and10 year term commencing August 2002 and April 2005
---------------------------------------------------------------------------------------------------------
        Total              $     3,992,800


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

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.


Item 3.   QUANTITIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first three months of 2006. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.


Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.




                            PART II.  OTHER INFORMATION


Item 1.  Legal proceedings:   None.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities:   None.

Item 4.  Submission of Matters to a Vote of Security Holders:   None.

Item 5.  Other Information:  None.

Item 6.  Exhibits:

Exhibit No.                         Description
----------  ------------------------------------------------------------------
  31.1 Certification of CEO AND CFO pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

  32.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Oxford Technologies, Inc.


By: /s/ Jacinta Sit
-----------------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)

Date:  September 11, 2006