Form 10-Q
period 2006-06-30
OXFORD TECHNOLOGIES INC
filed 2006-10-12
CIK 1169567

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________

         Commission file number:                       000-49854
                                     __________________________________________


                               OXFORD TECHNOLOGIES CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  04-3615974
-----------------------------------   ------------------------------------------
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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer  [X]

Indicate by check whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                                  Yes [  ]  No  [X]


                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $0.0001, as of October 11, 2006.



                            OXFORD TECHNOLOGIES, INC.

                               Table of Contents

Part I.   Financial Information

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited)
    and December 31, 2005.....................................................

  Condensed Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 2006 and 2005 (Unaudited).............

  Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 2006 and 2005 (Unaudited).......................

  Notes to Consolidated Financial Statements..................................


Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............


Item 4.  Controls and Procedures..............................................


Part II.   Other Information

Item 1A.  Risk Factors........................................................

Item 6.  Exhibits.............................................................

Signatures....................................................................





Item 1.  Financial Statements




                             OXFORD TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                   ASSETS
                                                                 June 30 2006      Dec. 31 2005
                                                                   Unaudited         Audited
                                                               ---------------- ---------------
                                                                 US $'000           US $'000

Current assets:
Cash and cash equivalents...................................     $        418      $      556
Accounts receivable, net of allowance for doubtful accounts
  of $ nil as of June 30, 2006 and Dec. 31, 2005 respectively           7,780           5,586
Inventory...................................................            7,610           5,987
Deferred income taxes.......................................              233             201
Other current assets........................................              726             416
                                                                 ------------     -----------
  Total Current Assets......................................           16,767          12,746

Property and equipment, net of accumulated depreciation
  of $28,274 and $26,641 as of June 30, 2006 and
  Dec. 31, 2005, respectively...............................           14,965          14,004

Other long term assets
Deferred taxation...........................................              165             134
                                                                 -------------    -----------
                                                                 $     31,897	    $    26,884
                                                                 =============    ===========



                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................      $     8,354     $    5,764
Notes payable, current portion..............................            3,695          2,642
Taxes payable...............................................              159            668
Accrued expenses and other payables.........................              379            504
Deferred income, current portion............................              688            639
                                                                  ------------   ------------
   Total Current Liabilities................................           13,275         10,217

Long-term Liabilities:
Deferred income, non-current portion........................              999          1,248
Capital leases, non current portion.........................              240            215
Notes payable, non-current portion..........................              297            312
                                                                  ------------   ------------
   Total Long-term Liabilities..............................            1,536          1,775

Stockholders' Equity:
Preferred stock, 20,000,000 shares authorized,
  none issued...............................................                -              -
Common stock, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding..................                2              2
Additional paid in capital..................................           32,927         32,927
Accumulated Other Comprehensive Income......................            2,368          1,134
Accumulated Deficit.........................................         (18,211)       (19,171)
                                                                  ------------   ------------
  Total Shareholders' Equity................................           17,086         14,892
                                                                  -------------  ------------
                                                                  $    31,897    $    26,884
                                                                  =============  ============





                  The accompanying notes are an integral part of the statements.












                                   OXFORD TECHNOLOGIES INC.
                              CONSOLIDATED STATEMENTS OF INCOME



(Dollars in thousands except per share data)



                                            Three-Month Period Ended       Six-Month Period Ended
                                                    June 30,                      June 30,
                                           ---------------------------   --------------------------
                                                2006           2005          2006           2005
                                           --------------  -----------   -------------  -----------
                                               US$'000      US$'000        US$'000        US$'000


Sales.............................         $      9,690   $    7,753     $   19,277     $   14,630
Cost of Sales.....................                8,526        6,907         17,008         13,204
                                           -------------  -----------    -----------  ------------
Gross Profit......................                1,164          846          2,269          1,426

Operating Expenses
  Selling, general and administrative               907          825          1,905          1,605
                                           ------------- ------------    -----------  ------------

Operating Income (Loss)...........                  257           21            364          (179)

Other Income and Expenses
 Rental income....................                  167          140            336           278
 Economic development grant.......                  168          171            335           348
 Interest income..................                    5            -              5             -
 Interest expense.................                 (69)         (58)          (115)         (105)
                                          ------------- ------------    -----------  -------------

Net Income Before Income Tax......                 528           274            925           342

Income tax (liability)............                (52)		             (36)

		                              ------------- ------------   ------------  -------------
Net Income........................        $        580  $        274   $        961  $         342
                                          ============  ============   ============  =============


Basic and diluted income per share        $       0.03  $       0.01   $       0.05  $        0.02
                                          ============  ============   ============  =============

Average common shares outstanding           18,564,002    18,564,002     18,564,002     18,564,002
                                         =============  ============   ============   ============






                 The accompanying notes are an integral part of the statements.










                                    OXFORD TECHNOLOGIES, INC.
                               Consolidated Statement of Cash Flows





                                                                 Six-Month Period
                                                                   Ended June 30,
                                                          -------------------------------
                                                                2006           2005
                                                          --------------- ---------------
                                                            US $'000        US $'000

Cash Flows From Operating Activities:
Net Income..........................................        $      961     $       342
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization......................               414             461
 Other long term assets.............................              (31)               -
 Amortization of grant received.....................             (335)           (348)

Changes in operating assets and liabilities:
 Accounts receivable................................           (2,194)             139
 Inventory..........................................           (1,623)         (1,014)
 Other assets.......................................             (342)           (344)
 Accounts payable...................................             2,590           1,984
 Taxes payable......................................             (509)           (187)
 Accrued expenses and other payable.................             (125)           (108)
 Deferred income....................................               135           (167)
                                                           ------------   ------------
     Cash provided by (used in) operating activities           (1,060)            758

Cash Flows from Investing Activities:
 Purchase of property and equipment.................             (287)          (364)
 Proceeds from sale of property and equipment.......                 -             32
                                                          -------------  ------------
     Cash used in investing activities..............             (287)           (13)

Cash Flows from Financing Activities:
 Proceeds from (payments for) notes payable.........             1,063          (321)
                                                          -------------  ------------
     Cash provided (used in) by financing activities             1,063          (321)

Effect of exchange rate changes on cash
 and cash equivalents...............................               145           (99)
                                                          -------------  ------------
Decrease in cash and cash equivalents...............             (138)             6

Cash and Cash Equivalents, Beginning................      $        556   $        18
                                                          =============  ============
Cash and Cash Equivalents, Ending...................      $        418   $        24
                                                          =============  ============


Supplemental Disclosure of Cash Flow Information
Cash paid for interest..............................      $        115   $       105
                                                          =============  ===========





       The accompanying notes are an integral part of the statements











                              OXFORD TECHNOLOGIES INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2006 and 2005


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTIND POLICIES

Basis of Presentation - The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10K for the year ended December 31, 2005.

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

3.  LOANS PAYABLE

The following is a breakdown of loans payable as of June 30, 2006 and December 31, 2005:

June 30, 2006
-------------
                                  Current portion     Non-current
                                 ----------------   ---------------
  Invoice discounting             $       3,411       $          -
  Bank loan                                 210                 13
  Intercompany loans                          0                297
  Finance lease agreements                   74                227
                                 ---------------    ---------------
         Total                    $       3,695       $        537
				         ---------------    ---------------

December 31, 2005
------------------
                                 Current portion        Non-current
                                -----------------    --------------
Invoice discounting               $       2,287       $          -
Bank loan                                   187                 16
Intercompany loans                            0                296
Finance lease agreements                    168                215
				        ----------------     --------------
         Total                    $       2,642       $        527
				        ----------------     --------------

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

5.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $966,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2008.




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

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank cheque company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited ("Axiom") with the issuance and exchange of 13,562,002 shares of the Company's common stock ("the Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o   Medical devices
    o   Industrial control equipment
    o   Domestic appliances
    o   Computer and related products
    o   Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assemble the components onto printed circuit boards, perform post production testing and provide the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery program which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

RESULTS OF OPERATIONS

Three and six month periods ended June 30, 2006 and 2005.

Revenues

Revenues for the three month period ended June 30, 2006 increased 24.9% to $9.69million as compared to $7.75million for the same period in 2005, and revenues for the six month period ended June 30, 2006 increased 31.76% to $19.28million as compared to $14.63million for the six month period ended June 30 2005.

Although Axiom has added three new customers during 2006, most of the growth in revenues has come from the existing customer base as a result of the following:

    o   new product ranges for existing customers
    o move from only producing printed circuit boards to a fully outsourced service offering, manufacturing customer finished product

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended June 30, 2006, cost of sales was 23.44% higher at $8.53million as compared to $6.91 million for the three months ended June 30, 2005 and for the six months ended June 30, 2006 cost of sales was 28.09% higher at $17.01million as compared to $13.20 million for the same period in 2005. These increases are driven by the increased material cost associated with the higher sales volumes. The cost of sales as a percentage of sales actually decreased to 87.9% for the three months ended June 30, 2006 from 89.1% for the three months ended June 30, 2005 and to 88.2% for the six months to June 30, 2006 from 90.2% for the six months ended June 30, 2005. There are two reasons for this:

   o labor efficiency gains as a result of setting up dedicated production cells, staff training and better labor utilization.

   o negotiated material price reductions as a result of procuring higher volumes of materials. This has generated additional benefits with major partnership suppliers putting consigned inventories on site at Axiom resulting in fewer material shortages and materials being paid for at the point of use.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 were $907,000 or 9.3% of total revenues compared to $825,000 or 10.6% of total revenues for the three months ended June 30, 2005. The increased level of expenditure in 2006 is due to higher salaries and wages (increased headcount and salary levels), indirect material costs linked to the higher sales volumes, building maintenance and rates (local property tax). These increases were partially offset by lower expenditure on marketing and promotions following a refocusing of telemarketing and advertising activity, sundry freight due to consolidation of deliveries, and recruitment fees. For the six months ended June 30, 2006, selling general and administrative expenses were $1.905million or 9.8% of total revenues compared to $1.605million or 10.9% of total revenues in the six months to June 30, 2005. The main increases in the period to June 30, 2006 compared to the same period in the prior year were again higher headcount costs and building maintenance. There was also a gain from the sale of redundant fixed assets in the period to June 30, 2005 which was not repeated in the period to June 30, 2006.

Rental Income and Economic Development Grant

For the quarter ended June 30, 2006, rental income and economic development grant was $335,000 as compared to $311,000 for the quarter ended June 30, 2006 and $671,000 for the six months ended June 30, 2006 as compared to $626,000 for the six months ended June 30, 2005. Rental income for the quarter ended June 30, 2006 was $27,000 higher than the same quarter in 2005 and $58,000 higher for the six months ended June 30, 2006 compared to the six months to June 30, 2005 as a result of further unused warehouse space being let to an existing tenant. For the three months ending June 30, 2006, the economic development grant was amortized in the amount of $168,000 as compared to $171,000 for the same period of the previous year and amortized in the amount of $335,000 for the six months to June 30, 2006 as compared to $348,000 for the six months to June 30, 2005.

Interest expenses

Interest expenses for the three months ended June 30, 2006 was $69,000 as compared to $58,000 for the same period of the previous year and for the six months to June 30, 2006 was $115,000 as compared to $105,000 for the six months to June 30, 2005. This small increase is attributable to higher borrowing levels in 2006 driven by the overall growth in the business.

Net Income

As a result of the factors discussed above, for the three month period ending June 30, 2006, net income was $580,000 as compared to net income of $274,000 for the three month period ending June 30, 2005 and $961,000 for the six months to June 30, 2006 as compared to $342,000 for the six months to June 30, 2005. This resulted in a basic income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the three month period ended June 30,2006 as compared to basic income per share of $0.01 on the same number of weighted average common shares outstanding in the same period of the previous year. The basic income per share for the six months to June 30, 2006 was $0.05 on 18,564,002 shares as compared to $0.02 per share for the six months to June 30, 2005 also on 18,564,002 shares.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations and borrowings under its credit facilities. As of June 30, 2006, we had cash and cash equivalents of $418,000.

For the six months ended June 30, 2006, net cash used in operations was $1,060,000 as compared to $758,000 provided by operations in the same period of the prior year.

Net cash inflow from financing activities for the six month period ended June 30, 2006 was $1,063,000, as compared to net cash used in financing activities of $321,000 for the same period of the previous year.

For the six months ended June 30, 2006, short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $4,252,930 subject to the level of qualifying sales invoiced and a bank overdraft of $184,910. Interest rates are calculated with reference to bank base rates. At June 30, 2006, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2006:

Description                  Amount                   Term
------------------------  --------------  --------------------------------------
Invoice discounting        $ 3,411,000   Ongoing until facility terminated
Bank loan                  $    42,500   5 year term commencing June 2002
Overdraft		         $   180,400
Inter-company Loan         $   297,000
Finance lease agreements   $   301,400   Mix of 5 and10 year term commencing
                                         August 2002 and April 2005
--------------------------------------------------------------------------------
Total                     $  4,232,300

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

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 2 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.



Item 3.   QUANTITIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first six months of 2006. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.


Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                          PART II.  OTHER INFORMATION


Item 1.  Legal proceedings:   None.


Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item iA, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:  None.


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.


Item 6.  Exhibits:

(a)  Exhibits

Exhibit No.                         Description
----------   -------------------------------------------------------------------
  31.1       Certification of CEO and CFO pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002.

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


Date:  October 11, 2006