Form 10-Q
period 2006-09-30
OXFORD TECHNOLOGIES INC
filed 2006-11-28
CIK 1169567

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2006

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________

     Commission file number:                        000-49854
                              ________________________________________________

                                 OXFORD TECHNOLOGIES CORP.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  04-3615974
--------------------------------------   -------------------------------------
State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

                80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------------
        (Address of principal executive offices, including Zip code)

                                (212) 809-1200
------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]  Accelerated filer  [ ]  Non-accelerated filer [X]

Indicate by check whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).                              Yes [ ]    No  [X]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock, par value $0.0001, as of November 27, 2006.







                                 TABLE OF CONTENTS


Part I. Financial Information

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets as of September 30, 2006
     (unaudited) and December 31, 2005 (audited)......................         3

  Condensed Consolidated Statements of Income (unaudited)
     for the Nine Months and Three Months Ended September 30,2006 & 2005       4

  Condensed Consolidated Statements of Cash Flows (unaudited)
      for the Nine Months Ended September 30, 2006 and 2005...........         5

Notes to Consolidated Financial Statements............................         6

Item 2. Management's Discussion and Analysis or Plan of Operation.....         8

Item 3. Quantitative and Qualitative Disclosure about market risk.....        13


Item 4. Controls and Procedures.......................................        13


Part II.   Other Information


Item 1.  Legal Information............................................        14
Item 2.  Changes in Securities........................................        14
Item 3.  Defaults upon Senior Securities..............................        14
Item 4.  Submission of Matters to a Vote of Security Holders..........        14
Item 5.  Other Information............................................        14







Item 1.  Financial Statements



			             OXFORD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEETS



                                       ASSETS


                                                              Sept. 30 2006          Dec. 31 2005
                                                               Unaudited               Audited
                                                          -------------------    -----------------
                                                               US $'000                US $'000
Current assets:
Cash and cash equivalents...........................          $        1,314      $        556
Accounts receivable, net of allowance for doubtful
 accounts of $ nil as of Sept 30, 2006 and
  Dec. 31, 2005 respectively........................                   7,288             5,586
Inventory...........................................                   5,488             5,987
Deferred income taxes...............................                      86               201
Other current assets................................                     625               416
                                                              --------------      ------------
   Total Current Assets.............................                  14,801            12,746

Property and equipment, net of accumulated depreciation
 $28,750 & $24,498 as of Sept 30, 2006 and
 Dec. 31, 2005, respectively........................                  15,041            14,004

Other assets
Deferred income taxes...............................                     251               134
                                                              --------------      ------------
                                                               $      30,093      $     26,884
                                                              ==============      ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable....................................           $       5,145      $      5,764
Notes payable, current portion......................                   2,947             2,642
Taxes payable.......................................                     479               668
Accrued expenses and other payables.................                   1,215               504
Deferred income, current portion....................                     853               639
                                                               -------------      ------------
   Total Current Liabilities........................                  10,639            10,217

Long-term Liabilities:
Deferred income, non-current portion................                   1,041             1,248
Capital leases, non current portion.................                     230               215
Notes payable, non-current portion..................                     359               312
                                                               -------------      ------------
   Total Long-term Liabilities......................                   1,630             1,775

Stockholders' Equity:
Preferred stock, 20,000,000 shares authorized,
  none issued.......................................                       -                 -
Common stock, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding..........                       2                 2
Additional paid in capital..........................                  32,927            32,927
Accumulated Other Comprehensive Income..............                   2,576             1,134
Accumulated Deficit.................................                (17,681)          (19,171)
                                                              --------------     -------------
   Total Shareholders' Equity.......................                  17,824            14,892
                                                              --------------     -------------
                                                              $       30,093     $      26,884
                                                              ==============     =============


   The accompanying notes are an integral part of the statements











                                       OXFORD TECHNOLOGIES, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME




                                                      Three-Month Period Ended      Nine-Month Period Ended
                                                              Sept 30,                     Sept 30,
                                                    --------------------------   ---------------------------
                                                         2006         2005            2006          2005
                                                    -------------  -----------   ------------  -------------
                                                       US$'000      US$'000        US$'000        US$'000
(Dollars in thousands except per share data)

Sales.......................................        $     9,604   $    7,697    $    28,891   $    22,391
Cost of Sales...............................              8,513        6,924         25,532        20,188
                                                    ------------  -----------   ------------  ------------
Gross Profit................................              1,091          773          3,359         2,203

Operating Expenses
  Selling, general and administrative.......                963          819          2,866         2,430
                                                    ------------  -----------   ------------  ------------
Operating Income (Loss).....................                128         (46)            493         (277)

Other Income and Expenses
  Rental income.............................                343         159             675          439
  Economic development grant................                188         165             523          514
  Interest income...........................                  5           -              10            -
  Interest expense..........................               (70)        (53)           (184)        (158)
                                                   ------------- -----------   ------------- ------------
Net Income Before Income Tax................              594           225           1,517          568

Income tax (liability)......................                66	        -              27            -
                                                   ------------  -----------   ------------- ------------

Net Income..................................       $       528   $      225    $      1,490  $       568
                                                   ============  ===========   ============  ============

Basic & diluted income per share............       $      0.03   $     0.01    $       0.08         0.03
                                                   ============  ===========   ============  ============

Average common shares outstanding...........        18,564,002    18,564,002     18,564,002   18,564,002
                                                   ============  ============   ============ ============



                The accompanying notes are an integral part of the statements.












                                       OXFORD TECHNOLOGIES, INC.
                                    Consolidated Statement of Cash Flows





                                                                    Nine-Month Period
                                                                      Ended Sept 30,
                                                            --------------------------------
                                                                  2006              2005
                                                            ----------------  --------------
                                                                US $'000         US $'000

Cash Flows from Operating Activities:
Net Income.........................................          $    1,490      $       568
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation and amortization.....................                 709              673
 Other assets......................................               (117)                -
 Amortization of grant received....................               (544)            (350)

Changes in operating assets and liabilities:
 Accounts receivable...............................             (1,702)              391
 Inventory.........................................                 499          (1,355)
 Other assets......................................                (94)              148
 Accounts payable..................................               (619)              872
 Taxes payable.....................................               (189)            (150)
 Accrued expenses and other payable................                 711            (102)
 Deferred income...................................                 177            (360)
                                                             -----------    ------------
Cash provided by operating activities..............                 321              335

Cash Flows from Investing Activities:
 Purchase of property and equipment................               (391)            (566)
 Proceeds from sale of property and equipment......                   -               31
                                                              ----------     -----------
Cash used in investing activities..................               (391)            (535)

Cash Flows from Financing Activities:
Payments on Notes payable..........................               (173)               74
Proceeds from Economic Development grant...........                 374                0
Proceeds from notes payable........................                 540              173
                                                             -----------     -----------
Cash provided by financing activities..............                 741              247

Effect of exchange rate changes on cash
& cash equivalents.................................                  87               61
                                                             -----------     ------------

Increase in cash and cash equivalents..............                 758              108

Cash and Cash Equivalents, Beginning...............          $      556      $        18
                                                             ===========     ============

Cash and Cash Equivalents, Ending..................          $    1,314      $       126
                                                             ===========     ============


Supplemental Disclosure of Cash Flow Information
 Cash paid for interest............................          $      184      $       158
                                                             ===========     ============



             The accompanying notes are an integral part of the statements








                          OXFORD TECHNOLOGIES INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2006 and 2005



1.  NATURE OF OPERATIONS

Oxford Technologies, Inc (the "Company") and its subsidiary, Axiom Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the following market sectors: computers and related products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers a comprehensive integrated design and manufacturing service from initial design to volume production, direct order fulfilment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10K for the year ended December 31, 2005.

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

New Authoritative Accounting Pronouncements - The company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

3.  LOANS PAYABLE

The following is a breakdown of loans payable as of September 30, 2006 and December 31, 2005:

September 30, 2006
------------------
                               Current portion         Non-current
                              ------------------   ------------------

Invoice discounting             $         2,746     $             -
Bank loan                                   171                  13
Inter-company loans                           0                 346
Finance lease agreements                     30                 230
                              ------------------   -----------------
     Total                      $         2,947     $           589
                              ------------------   -----------------

December 31, 2005
-----------------
                                Current portion        Non-current
                              ------------------    -----------------

Invoice discounting             $         2,287      $            -
Bank loan                                   187                  16
Inter-company loans                           0                 296
Finance lease agreements                    168                 215
                              -----------------     ----------------
    Total                       $         2,642      $          527
                              -----------------     ----------------


4.   DEFERRED INCOME

In July 2002, the Company received grant aid of $3.863 million from the Welsh Assembly Government. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula to credit other income.

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

Overview
--------

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank cheque company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited ("Axiom") with the issuance and exchange of 13,562,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o   Medical devices
    o   Industrial control equipment
    o   Computer and related products
    o   Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assemble the components onto printed circuit boards, perform post production testing and provide the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programmes which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.


RESULTS OF OPERATIONS
---------------------

Three and nine month periods ended September 30, 2006 and 2005
--------------------------------------------------------------

Revenues
--------

Revenues for the three month period ended September 30, 2006 increased 24.7% to $9.6 million as compared to $7.7 million for the same period in 2005, and revenues for the nine month period ended September 30, 2006 increased 29.02% to $28.89 million as compared to $22.39 million for the nine month period ended September 30 2005.

Although Axiom has added three new customers during 2006, most of the growth in revenues has come from the existing customer base as a result of the following:

 o  Development of new product ranges for existing customers;

 o move from only producing printed circuit boards to a fully outsourced service offering, manufacturing customer finished product

Cost of sales
-------------

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended September 30, 2006, cost of sales was 22.9% higher at $8.51million as compared to $6.92 million for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 cost of sales was 26.5% higher at $25.53 million as compared to $20.19million for the same period in 2005. These increases are driven by the increased material cost associated with the higher sales volumes. The cost of sales as a percentage of sales actually decreased to 88.6% for the three months ended September 30, 2006 from 89.95% for the three months ended September 30, 2005 and to 88.4% for the nine months to September 30, 2006 from 90.2% for the nine months ended September 30, 2005. There are two reasons for this:

  o Labour efficiency gains as a result of setting up dedicated production cells, staff training and better labour utilization;

  o Negotiated material price reductions as a result of procuring higher volumes of materials. This has generated other benefits with major partnership suppliers placing consigned inventories on site at Axiom resulting in fewer material shortages and materials being paid for at the point of use.

Operating Expenses
------------------

Operating expenses consist of selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2006 were $963,000 or 10.0% of total revenues compared to $819,000 or 10.6% of total revenues for the three months ended September 30, 2005. The increased level of expenditure in 2006 is due to higher salaries and wages (increased headcount and salary levels), indirect material costs linked to the higher sales volumes, building maintenance, and rates (local property tax). These increases were partially offset by lower expenditure on marketing and promotions following a refocusing of telemarketing and advertising activity, sundry freight due to consolidation of deliveries, and recruitment fees. For the nine months ended September 30, 2006, selling general and administrative expenses were $2.866 million or 9.9% of total revenues compared to $2.430 million or 10.9% of total revenues in the nine months to September 30, 2005. The main increases in the period to September 30, 2006 compared to the same period in the prior year were again higher headcount costs, postage and building maintenance. There was also a gain from the sale of redundant fixed assets in the period to September 30, 2005 which was not repeated in the period to September 30, 2006.

Rental Income and Economic Development Grant
--------------------------------------------

For the quarter ended September 30, 2006, rental income and economic development grant was $531,000 as compared to $324,000 for the quarter ended September 30, 2005 and $1,198,000 for the nine months ended September 30, 2006 as compared to $953,000 for the nine months ended September 30, 2005. Rental income for the quarter ended September 30, 2006 was $184,000 higher than the same quarter in 2005 and $236,000 higher for the nine months ended September 30, 2006 compared to the nine months to September 30, 2005 as a result of further unused warehouse space being let to an existing tenant. For the three months ending September 30, 2006, the economic development grant was amortized in the amount of $188,000 as compared to $165,000 for the same period of the previous year and amortized in the amount of $523,000 for the nine months to September 30, 2006 as compared to $514,000 for the nine months to September 30, 2005. The increase in 2006 over 2005 is all related to movement in the exchange rate between the US dollar and the pound sterling - the sterling equivalents are unchanged between the periods.

Interest expenses
-----------------

Interest expenses for the three months ended September 30, 2006 was $70,000 as compared to $53,000 for the same period of the previous year and for the nine months to September 30, 2006 was $184,000 as compared to $158,000 for the nine months to September 30, 2005. This small increase is attributable to higher borrowing levels in 2006 driven by the overall growth in the business.

Net Income
----------

As a result of the factors discussed above, for the three month period ending September 30, 2006, net income was $528,000 as compared to net income of $225,000 for the three month period ending September 30, 2005 and $1,490,000 for the nine months to September 30, 2006 as compared to $568,000 for the nine months to September 30, 2005. This resulted in a basic income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the three month period ended September 30,2006 as compared to basic income per share of $0.01 on the same number of weighted average common shares outstanding in the same period of the previous year. The basic income per share for the nine months to September 30, 2006 was $0.08 on 18,564,002 shares as compared to $0.03 per share for the nine months to September 30, 2005 also on 18,564,002 shares.

Liquidity and Capital Resources
-------------------------------

The Company's primary source of liquidity is cash provided by operations and borrowings under its credit facilities. As of September 30, 2006, we had cash and cash equivalents of $1,314,000.

For the nine months ended September 30, 2006, net cash provided by operations was $321,000 as compared to the $335,000 provided by operations in the same period of the prior year.

Net cash inflow from financing activities for the nine month period ended September 30, 2006 was $741,000, as compared to net cash used in financing activities of $247,000 for the same period of the previous year.

For the nine months ended September 30, 2006, short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,487,500 subject to the level of qualifying sales invoiced and a bank overdraft of $161,400. Interest rates are calculated with reference to bank base rates. At September 30, 2006, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2006:

Description                  Amount                       Term
------------------------  ---------------  --------------------------------------
Invoice discounting        $   2,746,400      Ongoing until facility terminated
Bank loan                  $      22,400      5 year term commencing Jun 2002
Overdraft                  $     161,400
Inter-company Loan         $     346,600
Finance lease agreements   $     260,100      Mix of 5 & 10 yr term commencing
                                              August 2002 & April 2005
---------------------------------------------------------------------------------
       Total               $   3,536,900
---------------------------------------------------------------------------------

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

Off-Balance Sheet Arrangements
------------------------------

There are no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

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



Item 3.   QUANTITIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no significant change in the Company's exposure to market risk during the first nine months of 2006. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.



Item 4.   CONTROLS AND PROCEDURES


Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006.

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



Item 1.  Legal Information:   None.


Item 2.  Changes in Securities:  None.


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.






                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



Oxford Technologies, Inc.


By: /s/ Jacinta Sit
---------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)

Date: November 27, 2006