Form 10-K
period 2006-12-31
OXFORD TECHNOLOGIES INC
filed 2007-10-18
CIK 1169567

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                      For the Fiscal Year Ended December 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number: 0-49854


                             OXFORD TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                  04-3615974
 (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

      80 WALL STREET, SUITE 818, NEW YORK, NEW YORK              10005
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]     No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of October 16, 2007, 18,564,002 shares of common stock were outstanding.







                               OXFORD TECHNOLOGIES, INC.

                                  Table of Contents



                                                                            Page

                                       PART I

Item 1.    Description of Business.......................................      4
Item 1A.   Risk Factors..................................................     11
Item 1B.   Unresolved Staff Comments.....................................     16
Item 2.    Description of Property.......................................     16
Item 3.    Legal Proceedings.............................................     16
Item 4.    Submission of Matters to a Vote of Security Holders...........     16

                                      PART II

Item 5.    Market for Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities...................     16
Item 6.    Selected Financial Data.......................................     18
Item 7.    Management's Discussion and Analysis or Plan or Operations....     19
Item 8.    Financial Statements and Supplementary Data...................     30
Item 8A.   Quantitative and Qualitative Disclosures about Market Risk....     30
Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................     30
Item 9A.   Controls and Procedures.......................................     31
Item 9B.   Other Information.............................................     31

                                     PART III

Item 10.   Directors and Executive Officers of the Registrant............     32
Item 11.   Executive Compensation........................................     34
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................     35
Item 13.   Certain Relationships and Related Transactions................     36
Item 14.   Principal Accountant Fees and Services........................     37

                                      PART IV

Item 15.   Exhibits and Financial Statement Schedules....................     38

Signatures...............................................................     39









                                       PART I



ITEM 1.  DESCRIPTION OF BUSINESS

Background

Oxford Technologies, Inc. (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a blank check company for the purpose of either merging with or acquiring an operating company with operating history and assets. In furtherance of our business plan, on June 10, 2002, we voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities and Exchange Act of 1934, as amended. The registration statement became effective on or about August 10, 2002.

On January 24, 2003, Waywood Investment Ltd. ("Waywood") entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer"), pursuant to which Great Admirer acquired 85%, or 4,250,000 shares, of our then issued and outstanding common stock from Waywood.

On February 12, 2003, we entered into a share exchange agreement with Great Admirer, pursuant to which we issued 13,564,002 shares of our common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited ("Axiom") on a one-to-one basis. Axiom is an electronics manufacturing service provider in the United Kingdom and a wholly-owned subsidiary of Great Admirer. As a result of this transaction, Axiom becomes our wholly-owned subsidiary, and the shareholders of Axiom became our controlling shareholders. This transaction was accounted for as a reverse acquisition.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd., as a wholly-owned subsidiary of Aiwa Co., Ltd. of Japan, to engage in the business of consumer electronics manufacturing. The name of Aiwa (UK) Ltd. was changed in June 1997 to Aiwa Wales Manufacturing Limited ("AWM"), which was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the Acquisition of AWM by Great Admirer. Whatever organizational and acquisition costs incurred by Aiwa/Axiom were recorded on the books of Axiom.

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

Axiom, as a subsidiary of Aiwa Europe Ltd., was a redundant manufacturing facility in Europe and Sony/Aiwa Company arranged for its sale to Great Admirer. Sony/Aiwa, rather than abandoning the facility, considered the need of the local economy and thus arranged for the transfer of ownership.

This transaction was accounted for as a reverse acquisition, whereby, under accounting principles generally accepted in the United States of America, after completion of the merger, Oxford filed prior historical financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002). The continuing operations of the Registrant reflect the consolidated operations of Oxford and its wholly-owned subsidiary, Axiom, commencing on January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under APB 16.

Axiom (formerly Aiwa Wales Manufacturing Limited) was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products on behalf of Aiwa Japan, for distribution in Europe. In December 2000, due to a gradually decreasing profit margin, Axiom began to provide electronic manufacturing services (EMS) to third parties. In July 2001, Aiwa brand products were terminated and Axiom became entirely an EMS provider in the markets of telecommunication equipment, computer and related products, video, audio, and entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support.

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

Description of the Business

The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

     o   Medical devices
     o   Industrial control equipment
     o   Domestic appliances
     o   Computer and related products
     o   Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEMs contract with Axiom for Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers' finished products.

Axiom operates in several sectors within the electronics and technology markets with most of its customers being located within the United Kingdom.

The Company's Services

The Company believes that demand from OEM's for an integrated outsourcing solution is increasing and that more and more OEM's are looking for a collaborative relationship. By providing a total solution that includes a full range of services allowing it to take customer products from initial design through production to testing, distribution and after market support, we believe that the Company is well placed to provide the partnership solution OEM's require. The service offered includes:

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

Materials Procurement and Management   Materials procurement and management
consists of planning, purchasing, expediting and warehousing of components and materials. The company's inventory management and volume procurement capability contributes to cost reductions and reduces overall cycle times.

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

Focus on high-end products in high growth sectors. The Company as a relative newcomer to the contract electronics manufacturing market place has positioned itself as a supplier of low volume, high added value services in niche markets. Its customers typically fall in the consumer, industrial, military, office equipment and medical sectors with the products manufactured ranging from easy to assemble low cost high volume products for the consumer market to complicated, state of the art, mission critical electronic hardware. The Company's ability to offer both of these services enables it to maintain and expand its customer base.

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

Marketing and Customers

The Company's customer base is primarily in the United Kingdom. The Company markets its services through selective media advertising, telemarketing, leveraging its contacts in the supply chain and direct contact by sales staff. The following table shows the percentages of the Company's sales by industry sector for the last four years.


Year ending Dec. 31,           2003        2004       2005        2006
------------------------   -----------  ----------  ---------  ----------
Computers & Peripherals        7.4%        11.3%       8.1%      13.5 %
Consumer                      44.8         15.6       15.4        9.2
Medical                       22.8         26.1       38.6       40.0
Industrial                    22.0         47.0       37.9       37.2
Office Equipment               3.0            -          -	      0.1
-----------------------    ----------   ----------  ----------  ----------
         TOTAL                100%         100%        100%	      100%

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the year ended December 31, 2006 and 2005 there was one supplier who accounted for more than 10% of the Company's purchases.

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

Research and Development

For the year ended December 31, 2006, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog

We do not believe that a backlog as of any particular date is indicative of future results, because customers may cancel or reschedule deliveries during the agreement term to reflect changes in the customer's needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

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

Employees

The Company currently has 204 full-time employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.



ITEM 1A. RISK FACTORS


The shares of common stock offered by this 10-K involve a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before you purchase these shares. The risks and uncertainties described below are those that we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.


                      Risks Related to Our Business

WE HAVE EXPERIENCED LOSSES IN THE PAST, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

Although we generated a net income of $1,918,000, and $1,474,000, and $363,000 for the years ended December 31, 2006, 2005 and 2004, respectively, our accumulated deficit as of December 31, 2006 was $17.3 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

WE NEED ADDITIONAL CAPITAL TO IMPLEMENT OUR CURRENT BUSINESS STRATEGY, WHICH MAY NOT BE AVAILABLE TO US, AND IF WE RAISE ADDITIONAL CAPITAL, IT MAY DILUTE YOUR OWNERSHIP IN US.

We currently depend on invoice discounting, bank loans and finance lease agreements to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. As of the date of this prospectus, we do not have any arrangements for financing. Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

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

For the past three years, a substantial portion of our revenues has been derived from our five largest customers, each of them was accounting for 10% or more of our total sales. For the years ended December 31, 2006, 2005 and 2004, sales to those five largest customers accounted for approximately 81%, 80%, and 73% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

IF WE FAIL TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES IN OUR INDUSTRY, WE COULD LOSE EXISTING CUSTOMERS AND BE UNABLE TO ATTRACT NEW BUSINESS.

The electronics manufacturing service market in which we operate is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. We expect our competitors to provide new and additional service offerings, which will compete with, and reduce the demand for, our services. Our future success will depend, in part, on our ability to enhance the service offering, introduce new technologies and processes to keep pace with technological developments and emerging industry standards, and to address the increasingly sophisticated needs of our customers. If we fail to keep pace with rapid technological changes in our industry, we could lose existing customers and be unable to attract new business.

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

OUR ASSETS AND OFFICERS/DIRECTORS ARE LOCATED OUTSIDE OF THE U.S., IT IS DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR OFFICERS AND DIRECTORS.

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

The shares of our common stock constitute penny stock under the Securities Exchange Act of 1934 ("Exchange Act") if and when our common stock is quoted on the OTC Bulletin Board. The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

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

      o provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

      o receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.




ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.



ITEM 2.  DESCRIPTION OF PROPERTIES


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

The Company's subsidiary has subleased certain of its spaces on an annual basis for $940,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2008.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,576. The lease expires in October 2008.



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



                                      PART II


ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                          PURCHASES OF EQUITY SECURITIES.


Market Information

There is no public trading market for our common stock.

Holders

As of December 31, 2006, there were 357 holders of record for our common shares. We have only one class of stock outstanding.

Stock Options, Warrants and Convertible Securities

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.

Dividends

We have not paid any dividends since our incorporation and we do not have current plans to pay dividends in the foreseeable future.

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

Transfer Agent

Our transfer agent is Integrity Stock Transfer, 2920 N Green Valley Parkway, Building 5, Suite 527, Henderson, NV 89014.



ITEM 6. SELECTED FINANCIAL DATA


The financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              2006         2005          2004       2003
                                           -----------   -----------  -----------  ---------
(In thousand dollars)
Statement of Operations Data:

Net sales                                   $   36,743    $   30,684   $   27,818  $   20,421
Cost of goods sold                              33,362        27,788       25,572      20,949
                                            -----------   -----------  -----------  ----------
Gross profit (loss)                              3,381         2,896        2,246       (528)
Restructuring cost                                   -             -          275           -
Selling, general and administrative expenses   (3,029)         3,186        2,653       2,287
                                            -----------   -----------  -----------  ----------
Operating income (loss)                            352         (290)        (682)     (2,815)

Rental income                                      940           609          552         459
Economic development grant                         737           677          682         606
Gain on sale of land                                 -           364            -           -
Interest expenses                                (262)         (221)        (190)       (103)
Interest income                                     23             -            -          33
                                            -----------   -----------   ------------ ---------
Income (loss) before income tax benefit          1,790         1,139          363     (1,852)

Income tax benefit                               (127)         (335)            -           -
                                            -----------   -----------   -----------  ---------
Net income (loss)                           $    1,918     $   1,474    $     363    $ (1,852)

Basic net income (loss) per common share    $     0.10     $    0.08    $    0.02    $  (0.10)
Diluted net income (loss) per common share  $     0.10     $    0.08    $    0.02    $  (0.10)
                                            ==========    ===========   ===========  =========


Balance Sheet Data (at the end of year):

Working capital                             $   3,847      $  2,529     $  1,258     $  1,225
Long-term debt, less current portion            1,208         1,775        2,425        2,969
Total assets                                   23,671        26,884       28,428       27,221
Total liabilities (including long-term)         7,803        11,992       13,347       13,536
Stockholders' equity                        $  15,868      $ 14,892     $ 15,081     $ 13,685






ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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


Overview

The Company was incorporated in the State of Delaware on March 8, 2002, as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Ltd. ("Axiom") with the exchange and issuance of 13,564,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information concerning Axiom, and requires a retroactive restatement of Axiom's historical shareholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003, under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o    Medical devices
    o    Industrial control equipment
    o    Domestic appliances
    o    Computer and related products
    o    Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases, Axiom builds products that carry the brand name of its customers. Substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items (dollars in thousands):


                                                 Year Ended December 31,

                                       2006                 2005              2004
                                 -------------------  -----------------  ----------------
                                  Amount       %         Amount     %      Amount     %
                                 -----------  ------  ------------ ----  ----------- ----

Revenue                          $   36,743   100%     $   30,884  100%   $  27,818  100%
Cost of sales                        33,362   90.8%        27,788  90.6%     25,572  91.9%
                                 -----------  ------  ------------ ----- ----------- -----
Gross profit                          3,381    9.2%         2,896   9.4%      2,246   8.1%
Operating expenses                    3,029    8.3%         3,186  10.4%      2,928  10.6%
                                 -----------  ------  -----------  ----- ----------- -----
Operating income (loss)                 352    0.9%         (290) (0.9%)      (682) (2.5%)
Other income (loss)                   1,439    3.9%         1,429   4.7%      1,045   3.8%
                                 -----------  ------  ----------- ------ ----------- -----
Income before income taxes            1,791    4.8%         11,39   3.7%        363   1.3%
Income tax benefit                      127    0.3%           335     -           -     -
                                 -----------  ------  ------------ ------ ----------- ----
Net Income                        $   1,918    5.1%     $   1,474   4.8%    $   363   1.3%



The final results show that there is not much of a shift in figures between 2006 and 2005, apart from "Other income", this was due to the extra money received for the grant. Results show that our fourth quarter sales are significantly lower than the third quarter and average sales for the nine months ended September 30, 2006. The reasons are (i) a major contract concluded in September 2006 and no further revenues arose from this in the fourth quarter. The typical monthly sales from this contract in the nine months to September 2006 was approximately $583,000, and (ii) two other major customer down-turned their requirements for the fourth quarter due to lower demand for their products.


Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenues

Revenues for the year ended December 31, 2006 were $36.74 million representing an increase of $6.06 million, or 19.75%, as compared to $30.68 million for the year ended December 31, 2005. The increase in revenue was largely a result of generating additional revenues from existing customers by progressing from simple printed circuit board manufacture through to full product assembly, as well as an additional three new customers. Substantially all of the revenues are derived from the provision of contract manufacturing services to OEM's however $63,018 or 0.16% of revenues in 2005 and $86,000 or 0.28% of revenues in 2005 were derived from market returns, investigation and repair service offered to OEM's to process field failures. The number of customers remained constant at 19 as of December 31, 2006.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2006 the Company's cost of sales was $33.3 million as compared to $27.79 million for the year ended December 31, 2005 which was an increase of $5.57 million, or 20.00%. The Company attributes this increase mainly to the growth in sales revenue during the year ended December 31, 2006; however the Company also achieved improved gross margins during 2006 due to better utilization and efficiency of labor and better product scheduling using its manufacturing resources planning system. As with revenues, the majority of cost of sales incurred related to the EMS business, however $47,263 (0.13%) in 2006 and $40,000 (0.14%) in 2005 related to the market return and repair service.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $3.03 million in 2006 as compared to $3.19 million in 2005, a decrease of $0.16 million, or 5.02%.

The decreased level of expenditures in 2006 is due to lower expenditure on marketing and promotions following a refocusing of telemarketing and advertising activity, sundry freight to consolidation of deliveries, and recruitment fees.

Rental Income and Economic Development Grant

For the year ended December 31, 2006, the Company's rental income increased by $331,000 to $940,000 compared with $609,000 for the same period of the previous year. Since July 1, 2002, the Company has leased a total of 140,000 square feet of its unused office spaces to two corporate entities. The increase in rental income in fiscal 2005 was all due to renting out additional space.

For the year ended December 31, 2006, the government economic development grant was amortized in the amounts of $737,000 as compared to $677,000 for the year ended December 31, 2005. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

    i) When Axiom has defrayed $13.2million on fixed assets for the project and secured 180 jobs, $5.09million payable.

   ii) At least 1 year after the first installment when Axiom has defrayed $14.0million in total and 180 jobs safeguarded and a further 70 new full time jobs created, $966,000 payable. This has now been revised downwards to 180 jobs safeguarded and a further 35 new full time jobs created, $322,000 payable.

The $4.7 million was paid over in July 2002 as cash into Axiom's bank account following the securing of 180 jobs and defraying the planned capital expenditure. This was followed by a further $392,000 in September 2006. Failure to maintain at least 180 full time jobs will lead to part or all of the grant being repaid. The Welsh Assembly government may require the grant to b repaid under the following circumstances for a period starting with final payment of the grant and ending either 18 months later, or 5 years after the first payment of grant whichever is longer under the following circumstances:

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

Gain on Sale of Land

During 2005, the Company sold the surplus North car park at its premises at Technology Park, Newbridge, Newport, United Kingdom. The gain on the sale of $364,000 represents the excess of the selling price over the adjusted cost of the land.

Interest Income

There is interest income for year ending December 31, 2006 of $24,000 compared to no interest income for year ending December 31, 2005 and reflects the fact that company held only small credit balances on its account.

Interest Expense

Interest expense for the year ended December 31, 2006, was $262,000 as compared to $221,000 for the year ended December 31, 2005 and reflected higher average borrowing levels throughout 2006.

Net Income

As a result of the factors discussed above, the Company reported a net income of $1.918million for the year ended December 31, 2006, as compared to a net income of $1.474 million for the previous year. This resulted in basic and diluted net income per share of $0.10 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2006, as compared to net income per share of $0.079 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2005.

Comparison of the Fiscal Years Ended December 31, 2005 and 2004

Revenues

Revenues for the year ended December 31, 2005, were $30.68 million representing an increase of $2.86 million, or 10.3%, as compared to $27.82 million for the year ended December 31, 2004. The increase in revenue was largely a result of generating additional revenues from existing customers by progressing from simple printed circuit board manufacture through to full product assembly. Substantially all the revenues are derived from the provision of contract manufacturing services to OEM's however $584,000 or 2.1% of revenues in 2004 and $86,000 or 0.28% of revenues in 2005 were derived from market returns, investigation and repair service offered to OEM's to process field failures. The number of customers remained constant at 15 as of December 31, 2005.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2005, the Company's cost of sales was $27.79 million as compared to $25.57 million for the year ended December 31, 2004 which was an increase of $2.22 million, or 8.7%, on the year ended December 31, 2004. The Company attributes this increase mainly to the growth in sales revenue during the year ended December 31, 2005; however the Company also achieved improved gross margins during 2005 due to better utilization and efficiency of labour and better product scheduling using its manufacturing resources planning system. As with revenues, the majority of cost of sales incurred related to the EMS business, however $460,000 (1.8%) in 2004 and $40,000 (0.14%) in 2005 related to the market return and repair service.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $3.19million in 2005 as compared to $2.93million in 2004, an increase of $0.26 million or 8.9%.

A significant proportion of the increase is attributable to the restructuring costs (zero in 2005 and $275,000 in 2004 which relates to a reduction in headcount from 210 in December 2003 to 161 in December 2004). Following its transition from a large scale manufacturing operation for Aiwa to a small/medium sized EMS with a small customer base there was a necessity to significantly downsize the headcount of the company to ensure the successful transition to a competitive EMS. Through 2004 further adjustments were still being made to the organizational structure to refocus the business as a customer facing EMS. The skills required for a business of this type are substantially different to those needed for a multinational OEM. For example, as an OEM there were no sales staff and the procurement roles were largely progress chasing rather than negotiating prices with suppliers. A number of individuals were made redundant to further realign and streamline the indirect headcount and reduce the Company's cost base. This cost is the restructuring cost incurred in 2004 and resulted in lower indirect headcount costs as a result of which the Company was able to record its first profit. The lower cost base and improved organization structure and shape will enable the business to continue to be profitable in future years. Further restructuring costs are not anticipated at present.

Excluding the restructuring costs, there was an increase in operating expenses of $553,000, or 20.10%. This was due to increases in other personnel costs (recruitment costs) of $140,000, purchase of indirect materials which is linked to the higher sales volumes increased by $67,000 and buildings maintenance costs increased by $40,000 offset by small decreases in spending in a number of other areas.

Rental Income and Economic Development Grant

For the year ended December 31, 2005, the Company's rental income increased by $56,000 to $609,000 compared with $553,000 for the same period of the previous year. Since July 1, 2002, the Company has leased a total of 42,000 square feet of its unused office spaces to two corporate entities. The increase in rental income in fiscal 2005 was primarily due to renting out additional space.

For the year ended December 31, 2005, the government economic development grant was amortized in the amounts of $677,000 as compared to $682,000 for the year ended December 31, 2004. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. Please see discussion above on section of results of operations for fiscal 2006 and 2005 for more detailed information.

Interest Income

There was no interest income for either of the years ending December 31, 2005 or December 31, 2004 and reflects the fact that the company held only small credit balances on its account.

Interest Expense

Interest expense for the year ended December 31, 2005, was $221,000 as compared to $190,000 for the year ended December 31, 2004 and reflected the higher borrowing levels in 2005.

Net Income/(Loss)

As a result of the factors discussed above, the Company reported a net income of $1.474 million for the year ended December 31, 2005, as compared to net income of $363,000 for the previous year. This resulted in basic and diluted net income per share of $0.08 on weighted average common shares outstanding of 17,988,660 for the year ended December 31, 2005, as compared to net income per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since 2002, we have been financed primarily through cash flow generated through operations, the Welsh Assembly Government grant, and to a lesser extent, limited short term financing. Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

In July 2002, we received a grant in aid of $4,700,000 from Welsh Assembly Government in the UK. This was followed by a further $392,000 in September 2006. The funding was made available to safeguard jobs following the decision by Aiwa Europe Ltd. to end production at Newbridge. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or all of the grant under certain circumstances. We have treated the grant in aid as deferred income and recognized a monthly amortization, based upon a formula, to reduce expenses.

Our total cash and cash equivalents totaled $165,000 and $556,000 at December 31, 2006, and 2005, respectively.

Operating activities. During the twelve months ended December 31, 2006, we generated $22,000 in cash from operating activities primarily from improvements in stock holding and deferred income following drawdown of extra grant. This is compared to Operating activities in 2005 provided $1,175,000 of cash compared to using $1,031,000 of cash in 2004. The increase in 2005 was primarily due to an increase in operating income, and cash used in 2004 was largely because of a lower level of sales.

Investing activities. Cash used by investing activities totaled ($658,000) for the twelve months ended December 31, 2006. Investing activities in 2005 provided $220,000 of net cash compared to the cash used of $300,000 in 2004. Our investing activities primarily consist of capital expenditures related to purchases of property and equipment. We received $0, $844,000 and $51,000 of cash from proceeds from sale of property and equipment in 2006, 2005 and 2004, respectively.

Financial activities. During the twelve months ended December 31, 2006, cash provided by financing activities was $203,000 consisting of proceeds from economic development grant of $392,000, and offset by payments on outstanding notes payable and assets under capital lease of $290,000. Capital in the amount $101,000 was also contributed during the year ended December 31, 2006. Financing activities in 2005 used $323,000 of cash compared to cash provided of $1,205,000 in 2004. During 2005, $323,000 of cash was repayment of long-term debt, and during 2004, we received $1,205,000 of proceeds of long term debt.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,487,500 subject to the level of qualifying sales invoiced and a bank overdraft of $161,400. Interest rates are calculated with reference to bank base rates. At December 31, 2006, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. Our accounts receivable is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2007 and December 31, 2006, respectively:

                                Balance at      Balance at
     Description              June 30, 2007   December 31, 2006             Term
--------------------------- --------------- ------------------- --------------------------------
Bank loan                    $     517,000   $      447,000      5 year term commencing Jun 2002
Loans from related party     $      82,000   $       82,000
Finance lease agreements     $     102,000   $      108,000      Mix of 5 & 10 yr term commencing
                                                                  August 2002 to Dec 2006
------------------------------------------------------------------------------------------------
       Total                 $     701,000   $      637,000


In the fourth quarter of 2006, an additional loan of $328,500 was taken out with HSBC Asset Finance to fund the purchase of capital equipment to increase our service offering. The loan is repayable in monthly installments of $5,500 over a 5 year term.

As of the date of this report, we are in compliance with all covenants under our existing credit facilities.

For the next two or three years, we will need to spend more capital on the acquisition of further plant, machinery and computer equipment which will enable us to remain competitive in our product offering, and ensure compliance with new European Commission directives as well as responding to changes in technology
- smaller components, larger printed circuit boards.

In the event that adequate funding is not available from existing credit facilities, we would consider leasing or work with existing lenders to identify additional sources of financing. We have no current plans to make significant capital expenditures. At present we do not have any arrangements for financing except those mentioned above. While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from operations plus borrowings under our invoice discounting facility will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

The Company does not believe that seasonality has had a material effect on its operations.

Inflation

The Company does not believe that inflation has had a material effect on its perations.


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

Newly Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified elections dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or performance indicator if the business entity does not report earnings) at each subsequent reporting date. The statement is effective as of the beginning of an entity's fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting when applicable.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The audited financial statements required by Item 8 are set forth on pages F-1 through F-9 of this Form 10-K.



ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk

As of December 31, 2006, the Company was exposed to changes in interest rates relating to its factoring facility and other debt obligations. The factoring facility bears interest at a variable rate of 1.65% above the Bank of England base rate. The Company's outstanding borrowings on the factoring facility, including a bank loan, were approximately $447,000 as of December 31, 2006. The remainder of the Company's interest-bearing debt obligations, including finance lease obligations, is denominated in British pounds and bears interest at a fixed rate. As of December 31, 2006, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $108,000.
If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $25,000 per year.

Foreign Currency Risk

The Company faces foreign currency risks primarily as a result that the functional currency of the Company's operations in the UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in affect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income. For the year ended December 31, 2006, the Company recorded a foreign currency translation loss of approximately $1.29 million, and for the years ended December 31, 2005 and 2004, the Company recorded a foreign currency translation loss of approximately $1.67 million and gain of $1.03 million, respectively.

The Company has not entered into any foreign currency derivative financial instruments; however, it may choose to do so in the future in an effort to manage or hedge its foreign currency risk.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

On January 10, 2007, the Company engaged Child, Van Wagoner & Bradshaw, PLLC, as its independent registered accountant, and Demetrius & Company, LLC, the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, resigned. The decision to change principal independent accountant was approved by the Board of Directors of the Company.

None of the reports of Demetrius & Company, LLC, on the Company's financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During that time period, no "reportable events" occurred, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

There were no disagreements between the Company and Demetrius & Company, LLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Demetrius & Company, LLC would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Demetrius & Company, LLC has not advised the Company that:

   1) internal controls necessary to develop reliable financial statements did not exist; or

   2) information has come to the attention of Demetrius & Company, LLC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

   3) the scope of the audit should be expanded significantly, or information has come to the attention of Demetrius & Company, LLC that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

During the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted with Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Child, Van Wagoner & Bradshaw, PLLC provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Company's two most recent fiscal years or subsequent interim period, the Company has not consulted Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.



ITEM 9A. CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b)  Management's report on internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. The Company's management concluded that, as of December 31, 2006, its internal control over financial reporting is effective.

(c) Changes in internal controls.

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The name, address, age and position of our officers and directors are as set forth below:


       Name        Age                          Office
----------------  ------  ---------------------------------------------------
Jacinta Sit         35    President, Chief Financial Officer and Director
Shaun Ashmead       40    Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam   38    Secretary and Director
Woon Chew Chai      48    Director

JACINTA SIT has been our president and chief financial officer and a director since February 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil. Since September 2003, Ms. Sit has been the president, chief financial officer and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong. Cowley is currently inactive.

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

VIVIAN LEE-YU LAM has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a Hong Kong corporation whose principal business is the exploration and production of crude oil. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the registrant, and since September 2003, secretary and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong. Cowley is currently inactive.

WOON CHEW CHAI was elected as an independent director of the Company in February 2003. From 1994 to the present, Mr. Chai has been a partner at Michael Chai
& Co., a law firm in Kuala Lumpur, Malaysia. From 1991 to 1994, he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From 2002 to the present, he has served as director of South Sea Petroleum Holdings Limited, a Hong Kong corporation, whose principal business is the exploration and production of crude oil. Mr. Chai holds a Bachelor of Laws (Hons) degree from the University of Buckingham, and a Bachelor of Science (Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai is qualified as Barrister at Law from Lincoln's Inn, England. Since September 2003, Mr. Chai has been serving as a director of Cowley Technologies Corp., a magazine distributor in Hong Kong. Cowley is currently inactive.

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

    3. Being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and/or

    4. Being found by a court of competent jurisdiction, in a civil action, or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company as well as persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended December 31, 2006.



ITEM 11.  EXECUTIVE COMPENSATION


None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $166,481 in salary and approximately $15,289 in pension in 2006, approximately $145,602 in salary and $13,832 in pension on 2005 and approximately $122,792 in salary and approximately $4,789 in pension in 2004. Mr. Ashmead was appointed Axiom's managing director in March 2004. In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted the compensation table required by Item 402(b).

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

Long-Term Incentive Plans and Awards

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

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment agreements between the Company and its executive officers. There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to a named executive officer, if such plan or arrangement would result from the resignation, retirement or any other termination of such executive officer's employment with us or from a change in control or a change in the named executive officer's responsibilities following a change in control.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31, 2006, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                        Name and Address              Number of Shares        Percentage
 Title of Class        of Beneficial Owner            Beneficially Owned     of the Class
---------------  ------------------------------  ----------------------   -----------------
  Common Stock    Great Admirer Ltd. (i)                17,601,002            94.8% (ii)
                  99 Queen's Road, Central
                  Hong Kong

		     Shaun Ashmead			               600               * (iii)
		     94 Lakeside Way, Nantyglo
		     Ebbw Vale, Gwent
		     NP23 4AL, South Wales, UK
-------------------------------------------------------------------------------------------


   (i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

   (ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31, 2006.

   (iii) Less than one percent.

As of the date of this prospectus, no options, warrants or rights to acquire shares have been granted.

Security Ownership of Management

Except Shaun Ashmead, the managing director of Axiom Manufacturing Services Ltd., who owns 600 shares, less than 0.01%, of our common stock, none of our executive officers and directors beneficially owned our securities.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with management and others

During the year ended December 31, 2006, the Company received additional funding of $50,000 from related parties and also converted $250,000 of related party debt to equity. $200,000 of these funds was lent to the Company by the ultimate parent company South Sea Petroleum Holdings Limited of Hong Kong. At
December 31, 2006, the Company had outstanding loans to affiliates in the amount of approximately $82,000.

As all lenders are related companies of the Company, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

Certain business relationships

None

Indebtedness of management

None

Transactions with Promoters

On March 8, 2002, in connection with our organization, we issued 5,000,000 shares of our common stock to Waywood Investment Ltd., the promoter of the Company, for services valued at $500.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2006, 2005 and 2004 and reviews of the Company's interim financial statements included in the Company's Forms 10-K for fiscal 2006, 2005, and Form 10-KSB for fiscal 2004 were $55,000, $39,700 and $39,000 respectively.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3) Tax Fees: The aggregate fees billed by the Company's auditors for taxation services amounted to $3,500 in 2005 ($1,950 in 2005 and $0 in 2004, respectively) for preparation of the Company's 2003 Corporate Income Tax return.

(4)  All Other Fees: None.

(5) Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2006, 2005 and 2004.





                                    PART IV



ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES


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

   (3) Exhibits. See Item 15 (b) below.

(b) Exhibits.

 Exhibit No.                   Description and Location
 -----------  -----------------------------------------------------------------
    3.1       Certificate of Incorporation (Incorporated by reference to Exhibit
              3.1 to the Company's Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49854).

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

    31.1 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)  Financial Statement Schedules.

Reference is made to Item 15(a) (2) above.







                                       SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OXFORD TECHNOLOGIES INC.


A Delaware corporation


Dated: October 16, 2007


By: /s/ Jacinta Sit
------------------------
Jacinta Sit, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



/s/ Jacinta Sit
----------------
Jacinta Sit
President and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer) and Director

Date:  October 16, 2007



/s/ Vivian Lee-Yu Lam
-----------------------
Vivian Lee-Yu Lam
Director and Secretary

Date:  October 16, 2007










                           OXFORD TECHNOLOGIES, INC.
                   CONSOLIDATED AUDITED FINANCIAL STATEMENTS






Report of Independent Registered Public Accounting Firm................    F-1

Consolidated Balance Sheets............................................    F-2

Consolidated Statements of Operations..................................    F-4

Consolidated Statement of Changes in Stockholders' Equity..............    F-5

Consolidated Statements of Cash Flows..................................    F-6

Notes to Consolidated Financial Statements.............................    F-8








        Report of Independent Registered Public Accounting Firm


Officers and Directors
Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Oxford Technologies, Inc. (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2005 and for the period from inception to December 31, 2005 were audited by other auditors whose report dated April 21, 2006 expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations, stockholders' equity and its cash flows for year ended December 31, 2006, in conformity with generally accepted accounting principles in the United States of America.




/s/ Child, Van Wagoner & Bradshaw, PLLC
---------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accounts
Salt Lake City, Utah
September 13, 2007













                               OXFORD TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEETS





                                                                    December 31,    December 31,
                                                                       2006            2005
                                                                   -------------  --------------
                                                                     US $,000         US$,000

                                   ASSETS
Current assets:
Cash and cash equivalents.....................................     $       165     $       556
Accounts receivable...........................................           4,464           5,586
Inventory.....................................................           5,310           5,987
Deferred income taxation, current portion.....................               -             201
Other current assets..........................................             503             416
                                                                  ------------    -------------
   Total Current Assets.......................................          10,442          12,746

Property and equipment, net of accumulated depreciation
  of $32,244 and $24,498 as of Dec. 31, 2006 and
  2005, respectively..........................................          12,612          14,004

Other long-term assets
Deferred income taxes, non-current portion....................             617             134
                                                                  -------------    ------------
    Total Assets..............................................     $    23,671     $    26,884
                                                                  =============    ============



                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable..............................................     $     4,008     $     5,764
Accounts payable, related party...............................              82               -
Notes payable, current portion................................              18           2,642
Taxes payable.................................................             415             668
Accrued expenses and other payables...........................             985             504
Capital leases, current portion...............................             194               -
Deferred income, current portion..............................             893             639
                                                                  -------------   -------------
   Total Current Liabilities..................................           6,595          10,217

Long-term Liabilities:
Deferred income, non-current portion..........................             866           1,248
Capital leases, non current portion...........................             342             215
Notes payable, non-current portion............................               -             312
                                                                  -------------   -------------
   Total Long-term Liabilities................................           1,208           1,775
                                                                  -------------   -------------
Total Liabilities.............................................           7,803          11,992

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
  none issued and outstanding at December 31,2006 and 2005.                  -               -
Common stock, $.0001 par value, 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding at December 31, 2006 and 2005     2               2
Additional paid in capital....................................          33,277          32,927
Accumulated other comprehensive income........................           (158)           1,134
Accumulated deficit...........................................        (17,253)        (19,171)
                                                                  -------------  --------------
   Total Stockholders' Equity.................................          15,868          14,892
                                                                  -------------  --------------
   Total Liabilities and Stockholders' Equity.................    $     23,671    $     26,884
                                                                  =============  =============






     The accompanying notes are an integral part of the consolidated financial statements.








                                OXFORD TECHNOLOGIES, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS





                                              	                         Years Ended December 31,
                                                              --------------------------------------------
                                               	                    2006            2005          2004
                                                              --------------- -------------- --------------
(Dollars in thousands except per share data)                       US$,000         US$,000       US$,000


Net Sales..............................................        $      36,743   $      30,684  $     27,818
Cost of Sales..........................................               33,362          27,788        25,572
                                                              ---------------  -------------   -----------
Gross Profit...........................................                3,381           2,896         2,246

Operating Expenses
 Restructuring cost....................................                    -               -           275
 Selling, general and administrative...................                3,029           3,186         2,653
                                                              ---------------  --------------  -----------

     Operating Income/(Loss)...........................                  352           (290)         (682)

Other Income and Expenses
 Rental income.........................................                  940             609           553
 Economic development grant............................                  737             677           682
 Gain on sale of land..................................                    -             364             -
 Interest income.......................................                   24               -             -
 Interest expense......................................                (262)           (221)         (190)
                                                              ---------------  --------------  -----------
     Net income before income tax benefit..............                1,791           1,139           363
                                                              ---------------  --------------  -----------

Income tax benefit.....................................                  127             335             -
                                                              ---------------  --------------  -----------
Net income (loss)......................................        $       1,918    $      1,474    $      363
                                                              ===============  ==============  ===========

Basic and diluted income per share.....................        $        0.10    $       0.08    $     0.02
                                                              ===============  ==============  ===========

Weighted average common shares outstanding.............           18,564,002      18,564,002    18,564,002
                                                              ===============  ==============  ===========



       The accompanying notes are an integral part of the consolidated financial statements.







                               OXFORD TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                   Accumulated
                                                                     Additional      Other         Total     Total      Total
                                        Preferred         Common    Paid in  Comprehensive Accumulated Stockholders'Comprehensive
                                     Shares      Amount  Shares  Amount Capital    Income (Loss) Deficit    Equity   Income (Loss)
                                   ------------------- -------- ------- ---------- ------------- --------- ---------- ------------
                                              USD$,000         USD $,000    USD$,000    USD$,000  USD$,000  USD$,000   USD$,000

Balance, January 1, 2004               -   $     -   18,564,002 $     2  $  32,927  $    1,764  $ (21,008)  $  13,683

Comprehensive income:
 Net income for the year                -        -           -         -         -            -        363       363      363
 Cumulative foreign currency translation adjustment          -         -         -         1,033        -      1,033    1,033
                                                                                                                       ------
 Net comprehensive income for the year  -       -             -        -         -            -        -          -     1,396
                                    ---------  ------- ----------- --------- ---------  ---------- -------- ---------  ======
Balance, December. 31, 2004             -       -    18,564,002        2    32,927        2,797    (20,645)   15,801

Comprehensive income:
 Net income for the year                -       -           -         -         -            -       1,474    1,474     1,474
 Cumulative foreign currency translation adjustment         -         -         -       (1,663)         -    (1,663)   (1,663)
                                                                                                                      -------
 Net comprehensive loss for the year    -       -           -         -         -            -          -        -       (189)
                                    ------  --------  ----------- -------- --------  ----------    -------- --------  ========
Balance, December 31, 2005              -       -    18,564,002       2    32,927       1,134      (19,171)  14,892

Contributed capital                     -       -           -        -       350          -             -      350
Comprehensive income:
 Net income for the year                -       -           -        -        -           -          1,918   1,918     1,918
 Cumulative foreign currency translation adjustment         -        -        -       (1,292)            -  (1,292)   (1,292)
                                                                                                                      -------
 Net comprehensive incomes for the year -       -           -        -        -          -              -        -       626
                                   ------- ---------  ---------- --------- --------  ---------  --------   --------   =======
Balance, December 31, 2006              -       -     18,564,002 $   2   $ 33,277   $   (158)  $ (17,253)  $ 15,868
                                  ======== =========  ========== ========= ========  ========= =========   ========



               The accompanying notes are an integral part of the consolidated financial statements.








                                        OXFORD TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             Years Ended December 31,
                                                                 ----------------------------------------------
                                                                        2006           2005           2004
                                                                 ----------------- -------------- -------------
                                                                      US $,000        US $,000      US $,000
Cash Flows from Operating Activities:
Net income...................................................    $       1,918     $     1,474     $     363
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..............................              758             895           671
  Deferred taxation..........................................            (617)           (134)             -
  Amortization of grant received.............................            (737)           (639)         (682)
Changes in operating assets and liabilities:
  Accounts receivable........................................            2,054             972         (705)
  Inventory..................................................            1,513           (743)            32
  Other assets...............................................            (144)           (257)             2
  Accounts payable...........................................          (2,572)           (509)          (81)
  Accounts payable, related party............................               36               -             -
  Taxes payable..............................................              202             266         (337)
  Accrued expenses and other payables........................          (2,389)             141         (387)
  Deferred income............................................                -           (291)            93
                                                                ---------------  --------------  ------------
  Cash provided by (used in) operating activities............               22           1,175       (1,031)


Cash Flows from Investing Activities:
Purchase of property and equipment...........................            (658)           (624)         (351)
Proceeds from sale of property and equipment.................                -             844            51
                                                                ---------------  --------------  ------------
 Cash provided by (used in) investing activities.............            (658)             220         (300)


Cash Flows from Financing Activities:
Contributed capital.........................................               101               -             -
Proceeds from economic development grant....................               392               -             -
Principal payments on notes payable.........................              (71)           (323)             -
Principal payments on capital leases........................             (219)               -             -
Proceeds from notes payable.................................                 -               -         1,205
	                                                          ---------------  -------------- -------------
 Cash provided by (used in) financing activities............               203           (323)         1,205


Effect of foreign currency translation on cash..............                42           (535)         (157)
                                                               ----------------  ------------- -------------

Net increase/(decrease) in cash & cash equivalents..........             (391)             538         (283)
                                                               ----------------  ------------- -------------
Cash and Cash Equivalents, Beginning........................    $          556    $         18  $       301
                                                               ----------------  ------------- -------------
Cash and Cash Equivalents, Ending...........................    $          165    $        556  $        18
                                                                ===============  ============= =============



Supplemental cash flow information:

Cash Payments For:

   Interest..................................................   $          262     $       221   $       190
                                                                ==============   =============  ============
   Income taxes..............................................   $            -     $         -   $         -
                                                                ==============   =============  ============

Non-cash Investing and Financing Activities:

   Conversion of debt to equity..............................    $         250    $          -   $         -
                                                                ==============   ==============  ============
   Equipment obtained under capital lease obligation.........    $         356    $          -   $         -
                                                                ==============   ==============  ============






            The accompanying notes are an integral part of the consolidated financial statements.








                             OXFORD TECHNOLOGIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2006 and 2005



NATURE OF OPERATIONS

Oxford Technologies Inc. (the "Company") and its subsidiary, Axiom
Manufacturing Services Limited ("Axiom") provide electronic manufacturing services (EMS) to third parties in the markets of telecommunication equipment, computers and related products, video/audio/entertainment products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers comprehensive and integrated design and manufacturing services, from initial product design to volume production, direct order fulfillment and aftermarket support. The Company's customer base is primarily in the United Kingdom.

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

Foreign Currency Translation

The functional currency of the Company's operations in the UK is the British Pound Sterling. The financial statements of the Company were translated to US dollars using year-end exchange rates for the balance sheets and weighted average exchange rates for the statements of operations and statements of cash flows. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statements of stockholders' equity in total comprehensive income or loss.

Revenue Recognition

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

Trade Receivables

Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2006 and 2005 and thus has not set an allowance for doubtful accounts for the years then ended.

Inventories

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

Property, plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various asset classes as follows:

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

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Advertising Costs

The Company expenses advertising costs when incurred.

Comprehensive Income

The Company's comprehensive income for the year ended December 31, 2006, 2005 and 2004 includes foreign exchange translation gains.

Funding Arrangements

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

Restructuring

To downsize and streamline operations and rationalize manufacturing facilities, the Company has periodically recorded restructuring costs.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115." The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting when applicable.

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

                                   	             2006             2005
                                   	       --------------   -------------
                                    	     US'000            US'000

Building & building improvements            $   18,106       $    15,818
Machinery & equipment                           19,518            16,472
Fixtures and fittings                            7,233             6,212
                               	       -------------   -------------
                                  	            44,857            38,502
Less: accumulated depreciation                (32,244)          (24,498)
                                	       -------------  --------------
                           Total            $   12,613     $      14,004
                               	       ============   ==============

Depreciation and amortization expenses amounted to $758,000, $895,000 and $671,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

3.  INVENTORIES

Inventories at December 31, 2006 and 2005 consisted of the following:

                                         2006           2005
                                   --------------   -------------
                                       US'000           US'000

      Raw Materials                  $   3,080       $    3,842
      Work in progress                   1,734            1,924
      Finished Goods                       496              221
                                   -------------    -------------
                   TOTAL             $   5,310       $    5,987


4.  INVOICE DISCOUNTING

The invoice discounting facility is provided through the invoice finance arm of HSBC Bank where funds are advanced to the Company based on the presentation of qualifying invoices up to a maximum level of $5.1 million. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 1.65% above the Bank of England base rate.

5.  NOTES PAYABLE

The Overdraft facility of $195,860 is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport. Interest is charged at a rate of 2% above the Bank of England base rate.

The bank loans were provided by HSBC to assist in the purchase of Surface Mount Technology (SMT) to enable the Company to compete in the EMS market place. The loan was taken in June 2002 for a five year period expiring in May 2007. Quarterly payments including principal and interest of 17.3% per annum total $18,475. The loan is secured against the SMT equipment acquired.

6.  CAPITAL LEASES

The Company is leasing Multifunctional Placement Machine from HSBC Finance. The lease term is five years with an expiration date of August 2007. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 17.4% are $8,741.

The Company is leasing Wayne Kerr test platforms from HSBC Asset Finance. The lease term is five years with an expiration date of June 2007. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 18.4% are $17,464.

The Company is leasing AOI equipment from HSBC Asset Finance. The lease term is five years with an expiration date of April 2010. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 3.97% are $2,897.

The Company is leasing Wayne Kerr test platforms from HSBC Asset Finance. The lease term is five years with an expiration date of June 2007. At the end of the lease the equipment will be owned by the company. Quarterly payments including principal and interest at 3.97% are $1,168.

The Company is currently leasing seven computers from Dell. The computers are being leased for 35 to 36 months with leases expiring as late as September 2009. At the end of the lease the Company plans to purchase the equipment. Monthly payments including principal and interest range from $189 to $1,086.

The Company is leasing a Flying Probe Machine from HSBC Asset Finance. The lease term is five years with an expiration date of December 2010. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest are $5,512.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousand of dollars):

       2007                   $       193
       2008                           130
       2009		                    121
	 2010	                           86
       2011                            15
   Less Interest Portion	        (9)
   Less current Portion             (194)
                              -----------
   Long Term Portion          $       342
                              ===========

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2006 and 2005.

Asset Balances at December 31 are as follows:

                                           2006             2005
                                     --------------    ---------------
                                         US$,000           US$,000
          Class of Asset:
          Machinery & Equip          $       1,171      $    1,032
          Less: Accum Depreciation           (552)           (401)
                                     -------------     ---------------
                      Total          $         619      $      631


7.  OPERATING LEASES

The Company is leasing a vehicle from BMW Financial Services. The lease agreement runs for three (3) years beginning June 2005 and the Company is obligated to pay monthly payments of $924.

The Company is leasing a vehicle from Lombard Vehicle Management. The lease agreement runs for four (4) years beginning September 2005 and the Company is obligated to pay monthly payments of $723.

The Company is leasing six (6) vehicles from Sinclair Finance. Each lease runs for three (3) years. The lease agreements began in March 2004, June 2005, July 2005 and June 2006. The payments on the lease agreements are $646, $696, $715, $991, $1358 and $392; respectively.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,576. The lease expires in October 2008.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousand of dollars):

            2007                $       103
            2008                         81
            2009                         22
                               ------------
            Total               $       206


8.  DEFERRED INCOME

In July 2002, the Company received a grant aid of $4.7 million from the Welsh Assembly Government. Further grant aid in the amount of approximately $392,000 was received in September 2006. This funding was made available to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require repayment of part or the entire grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognizes monthly amortization of the grant.

The Company plans to amortize the grant as follows:

Year Ended December 31 (amounts in thousand of dollars):

            2007                   $      893
            2008                          866
                                   -------------
            Total                       1,759
       Less Current Portion             (893)
                                   -------------
       Long-Term Portion           $      866


9.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31, 2006, 2005, and 2004 are shown below:

                                    2006           2005            2004
                              ---------------  -------------  -------------
                                 USD$,000        USD $,000       USD$,000

Facilities & Maintenance      $      900       $       940     $     900
Other personnel costs              1,112               870           730
Bank charges                         261               305           359
Advertising & promotion              164               218           195
Indirect Materials                   341               187           120
Travel                                80                73            96
Other                                171               258           253
			            -------------     ------------   -----------
          TOTAL               $    3,029        $    3,186      $  2,653


10.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $940,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2007.

11.  INCOME TAX

The Company's subsidiary, Axiom has UK carry forward losses amounting to $23,284,000 and $25,163,000 in 2006 and 2005 respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:

Deferred tax asset:
                                             2006               2005
                                      -----------------   -----------------
                                 	       US $,000           US $,000

Net operating loss carry forward       $     23,284        $       25,163
Deferred tax assets (30%)                     6,985                 7,548
Valuation allowance                 	  (6,368)               (7,213)
Net deferred tax assets         	   $        617        $          335
                                	  ===============      ===============

The balance of the deferred taxation account consists of the tax effect of timing differences in respect of:

		                                     2006          2005
                                          ---------------  --------------
                                             US $'000         US $'000

Excess of depreciation over
  taxation allowances on fixed assets        $     262       $    134
Tax losses available                               355            201
Deferred tax assets                          $     617       $    335
                                          ==============   =============

A reconciliation of estimated income tax expense (benefit) to the amount of computed tax using statutory UK corporation tax rate of 30% is as follows:

                                               2006           2005
                                         --------------   --------------
                                             US $,000        US $,000

Standard rate corporation tax charge        $     537      $      342
Non-deductible expenses                           237               5
Unused NOL                                      (874)           (413)
                                          -------------   --------------
Total income tax (benefit)                  $   (100)      $     (66)
                                          =============   =============

12.  BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $119,157, $106,519 and $133,026 for the years 2006, 2005 and 2004 respectively.

13.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company received additional funding of $50,000 from related parties and also converted $250,000 of related party debt to equity. $200,000 of these funds was lent to the Company by the ultimate parent company South Sea Petroleum Holdings Limited of Hong Kong. At
December 31, 2006, the Company had outstanding loans to affiliates in the amount of approximately $82,000.

As all lenders are related companies of the Company, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

14.  RESTRUCTURING COSTS

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

15.  CONCENTRATION

Five customers represent eighty one percent (81%), eighty percent (80%) and seventy three percent (73%) of sales respectively in 2006, 2005 and 2004. Five customers represent seventy nine percent (79%), seventy three percent (73%) and seventy four percent (74%) of Accounts Receivable respectively in 2006, 2005 and 2004.