Form 10-Q
period 2007-03-31
OXFORD TECHNOLOGIES INC
filed 2008-02-25
CIK 1169567

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarterly period ended March 31, 2007

                                            Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number: 0-49854

                           OXFORD TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                04-3615974
-------------------------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      80 WALL STREET, SUITE 818, NEW YORK, NEW YORK            10005
-------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                              (212) 809-1200
-------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:        None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
-------------------------------------------------------------------------------
                              (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of February 25, 2008, 18,564,002 shares of common stock were outstanding.






                       OXFORD TECHNOLOGIES, INC.


                          Table of Contents


											        Pages
Part I. Financial Information                                             -----

Item1. Financial Statements

  Condensed Consolidated Balance Sheets.............................        4-5
  Condensed Consolidated Statements of Operations (Unaudited).......        6
  Condensed Consolidated Statements of Cash Flows (Unaudited).......        7
  Notes to Unaudited Condensed Consolidated Financial Statements....        9

Item 2. Management's Discussion and Analysis or Plan of Operation...        14

Item 3. Quantitative and Qualitative Disclosure about Market Risk...        18

Item 4. Controls and Procedures.....................................        18

Part II.   Other Information

Item 1.  Legal Proceedings..........................................        19
Item 1A  Risk Factors...............................................        19
Item 2.  Changes in Securities......................................        19
Item 3.  Defaults Upon Senior Securities............................        19
Item 4.  Submission of Matters to a Vote of Security Holders........        19
Item 5.  Other Information..........................................        19
Item 6.  Exhibits and Reports on Form 8-K...........................        19

Signatures..........................................................        20






Item 1.  Financial Statements



                              OXFORD TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS
                                                              March 31,       December 31,
                                                               2007              2006
                                                          ----------------  --------------
                                                             US $'000          US $'000
                                                           (Unaudited)
Current assets:
Cash and cash equivalents............................       $          65    $       165
Accounts receivable, net allowance for
  doubtful accounts of $ nil as of March 31, 2007
  and Dec. 31 2006 respectively......................               7,174          4,464
Inventory............................................               5,777          5,310
Other current assets.................................                 416            503
                                                            --------------   ------------
       Total Current Assets..........................              13,432         10,442

Property and equipment, net of accumulated depreciation
 of $32,774 and $32,244 as of March 31, 2007 and
 December 31, 2006, respectively.....................              12,750         12,612

Other long term assets
Deferred taxation....................................                 620            617
                                                            --------------   ------------
Total Assets.........................................        $     26,802     $   23,671
                                                            ==============   ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks drawn in excess of bank balance...............        $     2,345     $         -
Accounts Payable.....................................              4,764           4,008
Accounts Payable, related party......................                 82              82
Notes payable, current portion.......................      		   108              18
Capital Leases, current portion......................                 55             194
Taxes payable........................................                351             415
Accrued expenses and other payables..................                835             985
Deferred income, current portion.....................                898             893
                                                             ------------    ------------
    Total Current Liabilities........................              9,438           6,595

Long-term Liabilities:
Deferred income, non-current portion.................                732             866
Capital leases, non-current portion..................                 49             342
Notes payable, non-current portion...................                439               -
                                                             ------------    ------------
    Total Long-term Liabilities......................              1,220           1,208

Total Liabilities....................................             10,658           7,803

Stockholders' Equity:
 Preferred stock, $.0001 par value, 20,000,000 shares
  authorized,  none issued and outstanding...........                  -               -
 Common stock, $.0001 par value, 80,000,000 shares
  authorized,  18,564,002 shares issued and outstanding                2               2
 Additional paid in capital..........................             33,277          33,277
 Accumulated Other Comprehensive Income..............               (94)           (158)
 Accumulated Deficit.................................           (17,041)        (17,253)
                                                              -----------    ------------
Total Stockholders' Equity...........................             16,144          15,868
                                                              -----------    ------------
Total Liabilities & Stockholders' Equity.............         $   26,802     $    23,671
                                                              ===========    ============



                     The accompanying notes are an integral part of the
                         condensed consolidated financial statements.







                                 OXFORD TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                                            Three-Months Ended
                                                          March 31,        March 31,
                                                            2007            2006
                                                       ---------------  --------------
(Dollars in thousands except per share data)              US$'000          US$'000


Net Sales.......................................        $        8,725   $       9,352
Cost of Sales...................................               (7,730)         (8,268)
                                                       ---------------   --------------
Gross Profit....................................                   995           1,084

Operating Expenses
Selling, general and administrative.............                 1,188             971
                                                       ---------------    -------------
Operating Income/ (Loss)........................                 (193)             113

Other Income and Expenses
Rental income...................................                   296             165
Economic development grant......................                   137             164
Interest income.................................                    12               -
Interest expense................................                  (40)            (44)
                                                       ----------------   -------------
Net Income before income tax benefit/(charge)...                   212             398

Income tax benefit/ (liability).................                     -            (16)
                                                       ----------------   -------------
Net Income......................................        $          212     $       382
                                                       ================   =============


Basic and diluted income per share..............        $         0.01     $      0.02
                                                       ================   =============

Weighted average common shares outstanding......            18,564,002      18,564,002
                                                       ================   =============




                    The accompanying notes are an integral part of the
                       condensed consolidated financial statements.








                               OXFORD TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                  Three-Months Ended
                                                                March 31,      March 31,
                                                                  2007           2006
                                                            ---------------- --------------
                                                               US $'000         US $'000
Cash Flows From Operating Activities:
Net Income.............................................      $        212     $        382
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization.........................               247              192
 Amortization of grant received........................             (137)            (164)
Changes in operating assets and liabilities:
 Accounts receivable...................................           (2,672)          (1,346)
 Inventory.............................................             (441)            (543)
 Other assets..........................................                81            (128)
 Accounts payable......................................               733            1,460
 Taxes payable.........................................              (67)            (309)
 Accrued expenses and other payable....................             (156)            (209)
 Deferred tax asset....................................                 -               25
                                                             -------------    ------------
Cash provided by (used in) operating activities........           (2,200)            (640)

Cash Flows from Investing Activities:
Purchase of property and equipment.....................              (88)            (282)
                                                             -------------    ------------
Cash used in investing activities......................              (88)            (282)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance............             2,344               -
Principal Payments on capital leases...................              (35)               -
Principal payments on notes payable....................             (114)             854
                                                             -------------    ------------
Cash provided by financing activities..................             2,195             854

Effect of exchange rate changes on cash................               (7)              30
                                                            --------------   -------------
Increase (Decrease) in cash and cash equivalents.......             (100)            (38)

Cash and Cash Equivalents, Beginning...................     $         165    $        556
                                                            --------------   -------------
Cash and Cash Equivalents, Ending......................     $          65    $        518
                                                            ==============   =============

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest.................................     $          30    $         44
                                                            ==============   ============
Cash paid on income taxes..............................     $           -    $          -
                                                            ==============   ============
Non-cash Investing & Financing Activities:

Equipment obtained under capital lease obligation......     $          33    $          -
                                                            ==============   ============
Equipment obtained under 100% debt financing...........     $         213    $          -
                                                            ==============   ============



                     The accompanying notes are an integral part of the condensed consolidated financial statements.






                           OXFORD TECHNOLOGIES INC
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                  (UNAUDITED)


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying un-audited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.
Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2007. These financial statements and notes included herein should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation - These financial statements include the accounts of the company and its wholly-owned subsidiary Axiom. All inter-company balances and transactions have been eliminated.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2007, with 99% of revenues coming from this source in 2006 with the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

Trade Receivables - Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with and financial status of our customers.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded.

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

Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognised for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognised for taxable temporary differences.

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses are representative of their fair values due to the short term maturity of these instruments.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivables.

Advertising Costs - The Company expenses advertising costs as incurred.

Comprehensive Income - The Company's comprehensive income for the three months ended March 31, 2007 and 2006 includes foreign exchange translation gains.

Funding Arrangements - The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. The amount held at this facility is shown in Other receivables on the balance sheet.

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS
No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- Including an amendment of FASB Statement No 115". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A Business entity shall report unrealized gains and losses on items for which the fair option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

In December 2007, the FASB issued SFAS No. 160 " Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141(Revised) "Business Combinations". The objective of this statement is to improve the relevance, representional faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting where applicable.

3.  CAPITAL LEASES.

The Company is leasing new Dell computer equipment as of March 2007. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $461.

4. NOTES PAYABLE

In January 2007, the company entered into an agreement to purchase an asset through 100% financing with HSBC Asset Finance. This agreement carries a stated annual rate of interest and calls for monthly and principal payments of $3,158.

5. RENTAL INCOME

The Company's subsidiary has sublet surplus space on annual basis for $930,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend this lease to June 30, 2008.



Item 2.      MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN


Forward-Looking Statements

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

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank cheque company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited ("Axiom") with the issuance and exchange of 13,562,002 shares of the Company's common stock ("the Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under accounting principles generally accepted in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial statements and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002,
Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan. (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

     *  Medical devices
     *  Industrial control equipment
     *  Domestic appliances
     *  Computer and related products
     *  Testing and instrumentation products

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

RESULTS OF OPERATIONS

Three month periods ended March 31, 2007 and 2006.

Revenues

Revenues for the three month period ended March 31, 2007 were $8.73 million which is a decrease of $0.63 million or 6.7% as compared to $9.35 million for the same period in 2006. This was due to the completion of the Psion Contract in 2006 which totaled $5.1 million. Also the new sales won for 2007 were at a slowly turn out rate than the previous year.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended
March 31, 2007, cost of sales were $7.73 million as compared to $8.27 million for the three months ended March 31, 2006. This decrease (6.51%) is due to decrease in sales for the same period. The cost of sales as a percentage of sales increased to 88.6% for the three months ended March 31, 2007 from 88.4% for the three months ended March 31, 2006 as a result of a greater proportion of lower margin product being shipped in 2007

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses increased by $217,000 or 22.35% to $1,188,000 for the three months ended
March 31, 2007 as compared to $971,000 in the same period of the prior year. The increase is as a result of higher spending in 2007 on recruitment, indirect wages and salaries, rental of a new SMT line and building maintenance.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2007, rental income and economic development grant was $433,000 as compared to $329,000 for the same period of the previous year. Rental income to March 31, 2007 was $131,000 higher than the first quarter of 2006 as a result of further unused warehouse space being let to an existing tenant. For the period March 31, 2007, the economic development grant was amortized in the amount of $137,000 as compared to $164,000 for the same period of the previous year.

Interest expenses

Interest expenses for the three months ended March 31, 2007 was $40,000 as compared to $44,000 for the same period of the previous year. Although showing a decrease year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the three month period ending March 31, 2007, net income was $212,000 as compared to net income of $382,000 for the three month period ending March 31, 2006. This resulted in a basic income per share of $0.01 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31,2007 as compared to basic income per share of $0.02 on the same number of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2007, the company had cash and cash equivalents of around $65,000.

For the three months ended March 31, 2007, net cash used in operating activities was -$2,200,000 as compared to -$640,000 used in operating activities in the same period of the prior year.

Net cash outflow from financing activities for the three month period ended March 31, 2007 was $2,195,000, as compared to $854,000 for the same period of the previous year.

For the three months ended March 31, 2007, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,118,100 subject to the level of qualifying sales invoiced and a bank overdraft limit of $196,850. Interest rates are calculated with reference to bank base rates. At March 31, 2007, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2007:

Description                  Amount                        Term
------------------------  ------------   --------------------------------------
Invoice discounting        $ 2,300,000    Ongoing until facility terminated
Bank loan                  $   547,000    5 year term commencing June 2002
Inter-company Loan         $    82,000
Finance lease agreements   $   106,000    Mix of 5 and10 year term commencing
                                          August 2002 to March 2007
-------------------------------------------------------------------------------
      Total                $ 3,035,000

As of the date of March 31, 2007, we are in compliance with all covenants under our existing credit facilities.

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



Item 3.   QUANTITIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no significant change in the Company's exposure to market risk during the first three months of 2007. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference.



Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings:   None.


Item 1A. Risk Factors: None.


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds: None.


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.         Description
----------  -----------------------------------------------------------
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

February 25, 2008