Form 10-Q
period 2007-06-30
OXFORD TECHNOLOGIES INC
filed 2008-02-25
CIK 1169567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2007

                                         Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number: 0-49854

                            OXFORD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            04-3615974
--------------------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)                       Identification No.)

     80 WALL STREET, SUITE 818, NEW YORK, NEW YORK           10005
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of February 28, 2008, 18,564,002 shares of common stock were outstanding.






                              OXFORD TECHNOLOGIES, INC.


                                 Table of Contents

										              Pages
                                                                          ------
Part I. Financial Information

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets...............................      4-5
  Condensed Consolidated Statements of Operations (Unaudited).........      6
  Condensed Consolidated Statements of Cash Flows (Unaudited).........      7-8
  Notes to Unaudited Condensed Consolidated Financial Statements......      9

Item 2. Management's Discussion and Analysis or Plan of Operation.....      15

Item 3. Quantitative and Qualitative Disclosure about Market Risk.....      19

Item 4. Controls and Procedures.......................................      19


Part II.   Other Information

Item 1.  Legal Proceedings............................................      20
Item 2.  Changes in Securities........................................      20
Item 3.  Defaults Upon Senior Securities..............................      20
Item 4.  Submission of Matters to a Vote of Security Holders..........      20
Item 5.  Other Information............................................      20
Item 6.  Exhibits and Reports on Form 8-K.............................      20

Signatures............................................................      21






Item 1.  Financial Statements



                                OXFORD TECHNOLOGIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                                            June 30,          December 31,
                                                             2007                2006
                                                        -----------------  ----------------
                                                            US $'000           US $'000
                                                            Unaudited
Current assets:
Cash and cash equivalents...........................      $          45      $        165
Accounts receivable, net of allowance for doubtful
  accounts of $ nil as of Jun. 30, and
  Dec. 31, 2006 respectively........................              7,547             4,464
Inventory...........................................              5,115             5,310
Other current assets................................                  -               503
                                                          --------------    -------------
     Total Current Assets...........................             12,707            10,442

Property and equipment, net of accumulated depreciation
 of $33,535 and $28,626 as of Jun. 30, 2007 and
 Dec. 31, 2006, respectively........................              12,843           12,612

Other long term assets
Deferred taxation...................................                 632              617
                                                          --------------    -------------
      Total Assets..................................        $     26,182     $     23,671
                                                          ==============    =============


                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance..............        $     2,378       $         -
Accounts payable....................................              3,990             4,008
Accounts payable, related party.....................                 82                82
Notes payable, current portion......................                 68                18
Taxes payable.......................................                631               415
Accrued expenses and other payables.................                319               986
Deferred income, current portion....................                281               893
Capital leases, current portion.....................                 32               195
                                                            ------------     ------------
     Total Current Liabilities......................              7,775             6,597

Long-term Liabilities:
Deferred income, non-current portion................              1,240               866
Capital leases, non current portion.................                 70               342
Notes payable, non-current portion..................                464                 -
                                                            ------------     -------------
     Total Long-term Liabilities....................              1,774             1,208

Total Liabilities...................................              9,554             7,805

Stockholders' Equity:
Preferred stock, $.0001 par value 20,000,000 shares authorized,
 none issued and outstanding........................                  -                 -
Common stock,$.0001 par value 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding..........                  2                 2
Additional paid in capital..........................             33,277            33,277
Accumulated Other Comprehensive Income..............                218              (158)
Accumulated Deficit.................................           (16,869)           (17,253)
                                                            ------------      ------------
     Total Stockholders' Equity.....................             16,626             15,868
                                                            ------------      ------------
                                                            $    26,182       $     23,671
                                                            ============      ============




                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.











                                  OXFORD TECHNOLOGIES INC.
                  CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS




                                               Three-Month Ended          Six-Month Ended
                                                   June 30,                  June 30,
                                           ---------------------------  -----------------------
                                                2007         2006          2007        2006
                                           --------------  -----------  ----------- -----------
                                               US$'000      US$'000       US$'000    US$'000
(Dollars in thousands except per data share)

Net Sales..............................    $      8,934     $    9,690   $   17,730  $   19,277
Cost of Sales..........................         (7,974)        (8,526)     (15,768)    (17,008)
                                           -------------   ------------ ------------ -----------
Gross Profit...........................             960          1,164        1,962       2,269

Operating Expenses
Selling, general and administrative....           1,161            907        2,358       1,905
                                           -------------   ------------ ------------ ----------
Operating Income/(Loss)................           (201)            257        (396)         364

Other Income and Expenses
 Rental income.........................             293            167          592         336
 Economic development grant............             139            168          277         335
 Interest income.......................              14              5           26           5
 Interest expense......................            (73)           (69)        (114)       (115)
                                           -------------  -------------  -----------  ----------
Net Income before income tax...........     $       172    $       528    $     385         925

Income tax (liability) benefit.........               -           (52)            -        (36)
                                           -------------  -------------  -----------  ----------
Net Income.............................             172            580          385         961
                                           =============  =============  ===========  ==========

Basic and diluted income per share.....    $      0.01    $        0.03  $      0.02  $     0.05
                                           =============  =============  ===========  ==========
Weighted average common shares
 outstanding...........................      18,564,002      18,564,002   18,564,002  18,564,002
                                           =============  =============  ===========  ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.





                                  OXFORD TECHNOLOGIES, INC.
                CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Six-Months Ended
                                                            June 30,       June 30,
                                                              2007           2006
                                                      ----------------------------------
                                                           US $'000        US $'000

Cash Flows From Operating Activities:
Net Income.........................................      $        385       $       961
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation and amortization.....................               506               414
 Other long term assets............................                 -              (31)
Amortization of grant received.....................             (277)             (335)
Changes in operating assets and liabilities:
 Accounts receivable...............................           (2,959)           (2,194)
 Inventory.........................................               325           (1,623)
 Other assets......................................               499             (342)
 Accounts payable..................................             (109)             2,590
 Taxes payable.....................................               283             (509)
 Accrued expenses and other payable................             (768)             (125)
 Deferred income...................................                 -               135
                                                         -------------    -------------
Cash used in operating activities..................           (2,115)           (1,059)


Cash Flows from Investing Activities:
 Purchase of property and equipment................             (156)             (287)
                                                         -------------    --------------
Cash used in investing activities..................             (156)             (287)

Cash Flows from Financing Activities:
Change in checks in excess of bank balance.........             2,379                 -
Prinicipal payments on capital leases..............              (92)                 -
Prinicipal payments on LTD.........................             (138)             1,063
                                                          ------------     -------------
Cash provided by financing activities..............             2,149             1,063

Effect of foreign currency translation adjustment..                 2               145
                                                          ------------     -------------
Increase/(Decrease) in cash and cash equivalents...             (120)             (138)
Cash and Cash Equivalents, Beginning...............       $       165      $        556
                                                          ------------     ------------
Cash and Cash Equivalents, Ending..................       $        45      $        418
                                                          ============     ============

Supplemental Cash Flow Information:

Cash Payments for:

Interest...........................................       $        90      $        115
                                                          ============     ============
Income Tax.........................................       $         -      $          -
                                                          ============     ============
Non-cash investing & Financing Activites:

Equipment obtained under capital lease obligation..       $        80       $         -
                                                          ============     ============
Equipment obtained under 100% debt financing.......       $       220       $         -
                                                          ============     =============


The accompanying notes are an integral part of the condensed consolidated financial statements.







                             OXFORD TECHNOLOGIES INC

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2007
                                 (UNAUDITED)


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2007. These financial statements should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation - These financial statements include the accounts of the company and its wholly-owned subsidiary Axiom. All inter-company balances and transactions have been eliminated.

Net Income/(Loss) Per Company Share - Basic net income/(loss) per share of common stock is calculated by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Translation - The functional currency of the Company's operations in the UK is the British Pound Sterling. The financial statements of the Company were translated to US dollars using year-end exchange rates for the balance sheets and weighted average exchange rates for the statements of operations and statements of cash flows. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statements of stockholders' equity in total comprehensive income or loss

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Trade Receivables - Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with and the financial status of the customers.

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

Funding Arrangements - The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. The amount held at this facility is shown in Other receivables on the balance sheet

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS
No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities
- Including an amendment of FASB Statement No 115". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A Business entity shall report unrealized gains and losses on items for which the fair option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

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

3. CAPITAL LEASES

The Company is leasing new Dell computer equipment as of March 2007. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $461.

The Company is leasing new Dell computer equipment as of March 2007. The lease runs for a period of 36 months. At the end of the lease the Company plans to purchase the equipment. The agreement carries a stated rate of interest and calls for monthly principal and interest payments of $207.

The Company is leasing new Dell computer equipment as of May 2007. The lease runs for a period of 36 months. At the end of the lease the Company plans to purchase the equipment. The agreement carries a stated rate of interest and calls for monthly principal and interest payments of $1080.

The Company is leasing new Dell computer equipment as of May 2007. The lease runs for a period of 36 months. At the end of the lease the Company plans to purchase the equipment. The agreement carries a stated rate of interest and calls for monthly principal and interest payments of $455.

4. NOTES PAYABLE

In January 2007, the company entered into an agreement to purchase an asset through 100% financing with HSBC Asset Finance. This agreement carries a stated annual rate of interest and calls for monthly and principal payments of $3,158.

5. RENTAL INCOME

The Company's subsidiary has sublet surplus space on an annual basis for $930,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2008.



Item 2. Management's Discussion & Analysis or Plan


Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q contains forward looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of June 30, 2007. These forward looking statements can be identified by the use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward looking statements. The Company assumes no obligation to update any such forward looking statements.

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

RESULTS OF OPERATIONS

Six month periods ended June 30, 2007 and 2006.

Revenues

Revenues for the six month period ended June 30, 2007 were $17.73 million which is a decrease of $1.55 million or 8.03% as compared to $19.28 million for the same period in 2006. This was due to the completion of the Psion Contract in 2006 which totaled $5.1 million. Ideal boilers moved their products to off shore manufacturing. Also the new sales won for 2007 were at a slowly turn out rate than the previous year.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended June 30, 2007, cost of sales was $15.77 million as compared to $17.0million for the six months ended June 30, 2006. This decrease (7.29%) is due to decrease in sales for the same period. The cost of sales as a percentage of sales increased to 89.0% for the six months ended June 30, 2007 from 88.2% for the six months ended June 30, 2006 as a greater proportion of lower margin product being shipped in 2007.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses increased by $453,000 or 19.21% to $2,358,000 for the six months ended June 30, 2007 as compared to $1,905,000 in the same period of the prior year. The increase is as a result of higher spending in 2007 on recruitment, indirect wages and salaries, rental of SMT line, certification fees and Car expenses.

Rental Income and Economic Development Grant

For the quarter ended June 30, 2007, rental income and economic development grant was $869,000 as compared to $671,000 for the same period of the previous year. Rental income to June 30, 2007 was $256,000 higher than the first two quarters of 2007 as a result of further unused warehouse space being let to an existing tenant. For the period June 30, 2007, the economic development grant was amortized in the amount of $277,000 as compared to $335,000 for the same period of the previous year.

Interest expenses

Interest expenses for the six months ended June 30, 2007 was $88,000 as compared to $110,000 for the same period of the previous year. Although showing a decrease year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the six month period ending
June 30, 2007, net income was $385,000 as compared to net income of $961,000 for the six month period ending June 30, 2006. This resulted in a basic income per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the six month period ended June 30,2007 as compared to basic income per share of $0.05 on the same number of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations and borrowings under its credit facilities. As of June 30, 2007, we had cash and cash equivalents of $45,000. For the six months ended June 30, 2007, net cash used in operations was -$2,115,000 as compared to -$1,059,000 provided by operations in the same period of the prior year.

Net cash inflow from financing activities for the six month period ended June 30, 2007 was $2,149,000, as compared to net cash used in financing activities of $1,063,000 for the same period of the previous year.

For the six months ended June 30, 2006, short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,216,380 subject to the level of qualifying sales invoiced and a bank overdraft limit of $200,630. Interest rates are calculated with reference to bank base rates. At June 30, 2007, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2007:

Description                  Amount                 Term
------------------------  -----------   --------------------------------------
Invoice discounting       $ 2,828,000   Ongoing until facility   terminated
Bank loan                 $   517,000   5 year term commencing June 2002
Inter-company Loan        $    82,000
Finance lease agreements  $   102,000   Mix of 5 and10 year term commencing
                                        August 2002 and April 2008
------------------------------------------------------------------------------
     Total                $ 3,529,000


As of June 30, 2007, we are in compliance with all covenants under our existing credit facilities.

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


Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

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


Item 1.  Legal Proceedings:   None.


Item 2.  Changes in Securities:  None.


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:  None.


Item 5.  Other Information:  None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit No.             Description
----------  -----------------------------------
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

Date: February 25, 2008