Form 10-Q
period 2007-09-30
OXFORD TECHNOLOGIES INC
filed 2008-02-25
CIK 1169567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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







                                OXFORD TECHNOLOGIES, INC.


                                   Table of Contents


                                                                          Pages
Part I. Financial Information

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets.............................        4-5
  Condensed Consolidated Statements of Operations (Unaudited).......        6-7
  Condensed Consolidated Statements of Cash Flows (Unaudited) ......        8-9
  Notes to Unaudited Condensed Consolidated Financial Statements....        10

Item 2. Management's Discussion and Analysis or Plan of Operation...        16

Item 3. Quantitative and Qualitative Disclosure about Market Risk...        20

Item 4. Controls and Procedures.....................................        20


Part II.   Other Information

Item 1.  Legal Proceedings..........................................        21
Item 1A  Risk Factors...............................................        21
Item 2.  Changes in Securities......................................        21
Item 3.  Defaults Upon Senior Securities............................        21
Item 4.  Submission of Matters to a Vote of Security Holders........        21
Item 5.  Other Information..........................................        21
Item 6.  Exhibits and Reports on Form 8-K...........................        21

Signatures..........................................................        22





Item 1.  Financial Statements



                                   OXFORD TECHNOLOGIES, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS


CAPTION>

                                           ASSETS
                                                       September 31,     December 31,
                                                           2007              2006
                                                      ----------------  --------------
                                                         US $'000         US $'000
                                                         Unaudited

Current assets:
Cash and cash equivalents.........................      $          38    $       165
Accounts receivable...............................              6,479          4,465
Inventory.........................................              5,645          5,310
Other current assets..............................                709            503
                                                        --------------   ------------
     Total Current Assets.........................             12,871         10,442

Property and equipment, net of accumulated depreciation
 of $34,342 and $32,244 as of September 31, 2007 and
 December 31, 2006, respectively..................             12,973         12,612

Other long term assets
Deferred taxation.................................                642            617
                                                        --------------   ------------
Total Assets                                             $     26,486    $    23,671
                                                        ==============   ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks drawn in excess of bank balance............       $      1,755    $         -
Accounts Payable..................................              3,573          4,008
Accounts Payable, related party...................                 82             82
Notes payable, current portion....................                 35             18
Capital Leases, current portion...................                 14            194
Taxes payable.....................................                734            415
Accrued expenses and other payables...............              1,223            985
Deferred income, current portion..................                285            893
                                                         -------------   ------------
     Total Current Liabilities....................              7,701          6,595

Long-term Liabilities:
Deferred income, non-current portion..............              1,117            866
Capital leases, non-current portion...............                 88            342
Notes payable, non-current portion................                473              -
                                                         -------------   ------------
     Total Long-term Liabilities..................              1,678          1,208

Total Liabilities.................................              9,379          7,803

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized,  none issued and outstanding........                  -              -
Common stock, $.0001 par value, 80,000,000 shares
 authorized,  18,564,002 shares issued and outstanding              2              2
Additional paid in capital........................             33,277         33,277
Accumulated Other Comprehensive Income............                494          (158)
Accumulated Deficit...............................           (16,666)       (17,253)
                                                         -------------  -------------
Total Stockholders' Equity........................             17,107         15,868
                                                         -------------  -------------
Total Liabilities & Stockholders' Equity..........       $     26,486   $     23,671
                                                         =============  =============



The accompanying notes are an integral part of the condensed consolidated financial statements.







                                OXFORD TECHNOLOGIES, INC.
             CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS





                                                             Three-Month Ended
                                                     September 30,          September 30,
                                                         2007                   2006
                                                ----------------------   ------------------
                                                       US$'000                 US$'000

(Dollars in thousands except per share data)
Net Sales....................................    $            8,232       $           9,604
Cost of Sales................................               (7,189)                 (8,513)
                                                -------------------      -------------------
Gross Profit.................................                 1,043                   1,091

Operating Expenses
Selling, general and administrative..........                 1,241                     963
                                                -------------------      -------------------
Operating Income/(Loss)......................                 (198)                     128

Other Income and Expenses
 Rental income...............................                   303                     343
 Economic development grant..................                   140                     188
 Interest income.............................                    27                       5
 Interest expense............................                  (69)                    (70)
                                                -------------------      ------------------

Net Income before income tax benefit/(charge)                   203                     594

Income tax benefit/(liability)...............                     -                    (66)
                                                -------------------      ------------------
Net Income...................................     $             203       $            528
                                                ===================      ==================

Basic and diluted income per share...........     $            0.01       $           0.03
                                                ===================      ==================

Weighted average common shares outstanding...            18,564,002             18,564,002
                                                ===================      =================




The accompanying notes are an integral part of the condensed consolidated financial statements.









                              OXFORD TECHNOLOGIES, INC.
             CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS
                                    CONTINUED


                                                          Nine-Month Ended
                                                     September 30,    September 30,
                                                          2007            2006
                                                    ----------------  ---------------
                                                         US$'000          US$'000

(Dollars in thousands except per share data)
Net Sales.......................................     $       26,115    $      28,891
Cost of Sales...................................           (23,092)         (25,532)
                                                    ----------------  ---------------
Gross Profit....................................              3,023            3,359

Operating Expenses
Selling, general and administrative.............              3,618            2,866
                                                    ----------------  ---------------
Operating Income/(Loss).........................              (595)              493

Other Income and Expenses
 Rental income..................................                900              675
 Economic development grant.....................                419              523
 Interest income................................                 53               10
 Interest expense...............................              (184)            (184)
                                                    ----------------  ---------------

Net Income before income tax benefit/(charge)...                593            1,517

Income tax benefit/(liability)..................                  -               27
                                                    ----------------  ---------------
Net Income......................................     $          593    $       1,490
                                                    ================  ===============

Basic and diluted income per share..............     $         0.03    $        0.08
                                                    ================  ===============

Weighted average common shares outstanding......         18,564,002       18,564,002
                                                    ================  ===============



The accompanying notes are an integral part of the condensed consolidated financial statements.







                                    OXFORD TECHNOLOGIES, INC.
                 CONDENSED (UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine-Month Ended
                                                       September 30,     September 30,
                                                           2007              2006
                                                     -----------------  ----------------
                                                          US $'000          US $'000
Cash Flows From Operating Activities:
Net Income........................................     $          593    $       1,490
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization....................                760              796
 Other long term assets...........................                  -            (117)
 Amortization of grant received...................              (419)            (544)
Changes in operating assets and liabilities:
 Accounts receivable..............................            (1,816)          (1,702)
 Inventory........................................              (116)              499
 Other assets.....................................              (195)             (94)
 Accounts payable.................................              (600)            (619)
 Taxes payable....................................                302            (189)
 Accrued expenses and other payable...............                198              711
 Deferred tax asset...............................                  -              177
                                                        --------------    -------------
Cash provided by (used in) operating activities...            (1,293)              408

Cash Flows from Investing Activities:
Purchase of property and equipment................              (320)            (391)
                                                        --------------    -------------
Cash used in investing activities.................              (320)            (391)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance.......              1,755                -
Principal Payments on capital leases..............              (108)            (173)
Proceeds from Economic development grant..........                  -              374
Principal payments on notes payable...............              (177)              540
                                                        --------------    -------------
Cash provided by financing activities.............              1,470              741

Effect of exchange rate changes on cash...........                 16                -
                                                        --------------    -------------
Increase (Decrease) in cash and cash equivalents..              (127)              758

Cash and Cash Equivalents, Beginning..............      $         165     $        556
                                                       ---------------   --------------
Cash and Cash Equivalents, Ending.................      $          38     $      1,314
                                                       ==============    ==============


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest............................      $          90     $        184
                                                       ==============    ==============
Cash paid on income taxes.........................      $          -      $          -
                                                       ==============    ==============

Non-cash Investing & Financing Activities:

Equipment obtained under capital lease obligation       $          80     $          -
                                                       ===============   ==============
Equipment obtained under 100% debt financing......      $       (123)     $          -
                                                       ===============   ==============




The accompanying notes are an integral part of the condensed consolidated financial statements.







                               OXFORD TECHNOLOGIES INC

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  September 30, 2007



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying un-audited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2007. These financial statements and notes included herein should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

Comprehensive Income - The Company's comprehensive income for the nine months ended September 30, 2007 and 2006 includes foreign exchange translation gains.

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

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements" - an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141(Revised) "Business Combinations". The objective of this statement is to improve the relevance, representional faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting where applicable.

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

The Company is leasing new Dell computer equipment as of May 2007. The lease runs for a period of 36 months. At the end of the lease the Company plans to purchase the equipment. The agreement carries a stated rate of interest and calls for monthly principal and interest payments of $455

The Company is leasing new Dell computer equipment as of August 2007. The lease runs for a period of 36 months. At the end of the lease the Company plans to purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $371.

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



Item 2. Management's Discussion & Analysis or Plan


Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q contains forward looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of September 30, 2007. These forward looking statements can be identified by the use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise; the actual results of the Company could materially differ from those anticipated by such forward looking statements. The Company assumes no obligation to update any such forward looking statements

Overview

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

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly owned subsidiary of Aiwa Europe Limited, which in turn was a wholly owned subsidiary of the Aiwa Company of Japan. (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa. Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

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

RESULTS OF OPERATIONS

Nine month periods ended September 30, 2007 and 2006.

Revenues

Revenues for the nine month period ended September 30, 2007 were $26.7 million which is a decrease of $2.2 million or 7.61% as compared to $28.9million for the same period in 2006. This was due to the completion of the Psion Contract in 2006 which totaled $5.1 million. Ideal boilers moved their products to off shore manufacturing. Also the new sales won for 2007 were at a slowly turn out rate than the previous year

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ended September, 2007, cost of sales were $23.58 million as compared to $25.5million for the nine months ended September 30, 2006. This decrease (7.53%) is due to decrease in sales for the same period. The cost of sales as a percentage of sales increased to 86.9% for the nine months ended September 30, 2007 from 86.84% for the nine months ended September 30, 2006 as a result of a greater proportion of lower margin product being shipped in 2007.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses increased by $827,000 or 28.86% to $3,693,000 for the nine months ended September 30, 2007 as compared to $2,866,000 in the same period of the prior year. The increase is as a result of higher spending in 2007 on recruitment, indirect wages and salaries, rental of a new SMT line, certification fees and Car expenses.

Rental Income and Economic Development Grant

For the quarter ended September 30, 2007, rental income and economic development grant was $1,347,000 as compared to $1,198,000 for the same period of the previous year. Rental income to September 30, 2007 was $131,000 higher than the first quarter of 2006 as a result of further unused warehouse space being let to an existing tenant. For the period September 30, 2007, the economic development grant was amortized in the amount of $428,000 as compared to $523,000 for the same period of the previous year.

Interest expenses

Interest expenses for the nine months ended September 30, 2007 was $188,000 as compared to $184,000 for the same period of the previous year. Although showing a decrease year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the nine month period ending September 30, 2007, net income was $607,000 as compared to net income of $1,517,000 for the nine month period ending September 30, 2006. This resulted in a basic income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the nine month period ended September 30,2007 as compared to basic income per share of $0.08 on the same number of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2007, the company had cash and cash equivalents of around $38,000

For the nine months ended September 30, 2007, net cash used in operating activities was -$1,272,000 as compared to $408,000 used in operating activities in the same period of the prior year.

Net cash outflow from financing activities for the nine month period ended September 30, 2007 was $1,470,000, as compared to $741,000 for the same period of the previous year.

For the nine months ended September 30, 2007, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,301,140 subject to the level of qualifying sales invoiced and a bank overdraft limit of $203,890. Interest rates are calculated with reference to bank base rates. At September 30, 2007, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2007:

Description                     Amount                Term
-------------------------  --------------- ---------------------------------
Invoice discounting         $  2,121,000   Ongoing until facility terminated
Bank loan                   $    508,000   5 year term commencing June 2002
Inter-company Loan          $     82,000
Finance lease agreements    $    102,000   Mix of 5 and10 year term commencing
                                           August 2002 to September 2007
------------------------------------------------------------------------------
Total                       $  2,813,000

As of September 30, 2007, we are in compliance with all covenants under our existing credit facilities.

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



Item 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.




                         PART II.  OTHER INFORMATION


Item 1.   Legal Information:  None.

Item 1A.  Risk Factors: None

Item 2.   Unregistered Sales of Equity Securities and use of Proceeds: None

Item 3.   Defaults upon Senior Securities:   None.

Item 4.   Submission of Matters to a Vote of Security Holders: None.

Item 5.   Other Information:  None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                         Description
---------- ----------------------------------------------------
   31.1        Section 302 Certification
   32.1        Section 906 Certification

(b)  Reports on Form 8-K:   None







                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Oxford Technologies, Inc.



By: /s/ Jacinta Sit
---------------------------------
Jacinta Sit, President
(Principal Executive Officer and Principal Financial Officer)

February 25, 2008