Form 10-K
period 2007-12-31
OXFORD TECHNOLOGIES INC
filed 2008-04-16
CIK 1169567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2007

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

                        COMMON STOCK, $.0001 PAR VALUE
------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(g) of the Act

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2008, 18,564,002 shares of common stock were outstanding.






                               OXFORD TECHNOLOGIES INC.


                                 Table of Contents




                                       PART I.

Item 1.     Description of Business......................................      4
Item 1A.    Risk Factors.................................................     11
Item 1B.    Unresolved Staff Comments....................................     16
Item 2.     Description of Property......................................     16
Item 3.     Legal Proceedings............................................     16
Item 4.     Submission of Matters to a Vote of Security Holders..........     16

                                      PART II.

Item 5.      Market for Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities..................     16
Item 6.     Selected Financial Data......................................     18
Item 7.     Management's Discussion and Analysis or Plan or Operations...     19
Item 8.     Financial Statements and Supplementary Data..................     30
Item 8A.    Quantitative and Qualitative Disclosures about Market Risk...     30
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................     30
Item 9A.    Controls and Procedures......................................     31
Item 9B.    Other Information............................................     31

                                    PART III.

Item 10.    Directors and Executive Officers of the Registrant...........     32
Item 11.    Executive Compensation.......................................     34
Item 12.    Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................     35
Item 13.    Certain Relationships and Related Transactions...............     36
Item 14.    Principal Accountant Fees and Services.......................     37

                                    PART IV.

Item 15.   Exhibits and Financial Statement Schedules....................     38

Signatures...............................................................     39






                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS


Background
----------

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

Description of the Business
---------------------------

The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

   o    Medical devices
   o    Industrial control equipment
   o    Domestic appliances
   o    Computer and related products
   o    Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom is for Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assemble the components onto printed circuit boards, perform post production testing and provide the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

Axiom operates in several sectors within the electronics and technology markets with most of its customers being located within the United Kingdom.

The Company's Services
----------------------

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

Business Strategy
-----------------

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

Marketing and Customers
-----------------------

The Company's customer base is primarily in the United Kingdom. The Company markets its services through selective media advertising, telemarketing, levering its contacts in the supply chain and direct contact by sales staff. The following table shows the percentages of the Company's sales by industry sector for the last four years.


Year ending Dec. 31,         2004        2005        2006      2007
-----------------------   ----------  ---------   ---------  --------
Computers & Peripherals     11.4%        8.1%       13.5%      3.0 %
Consumer                    15.5        15.4         9.2       16.3
Aerospace                      -           -           -        5.0
Medical                     26.1        38.6        40.0       39.6
Industrial                  47.0        37.9        37.2       36.1
                          ----------  --------    ---------  --------
              TOTAL         100 %       100%        100%        100%

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers
---------

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the year ended December 31, 2007 and 2006 there was one supplier who accounted for more than 10% of the Company's purchases.

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

Research and Development
------------------------

For the year ended December 31, 2007, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog
-------------

We do not believe that a backlog as of any particular date is indicative of future results. Because customers may cancel or reschedule deliveries during the agreement term to reflect changes in the customer's needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Patents and Trademarks
----------------------

We do not own any patents or trademarks.

Competition
-----------

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

Environmental Matters
---------------------

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

Employees
---------

The Company currently has 210 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.



ITEM 1A. RISK FACTORS


The shares of common stock offered by this 10-K involve a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this prospectus, before you purchase these shares. The risks and uncertainties described below are those that we have identified as material. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition and results of operations may suffer. As a result, the trading price of our common stock could decline and you could lose part or all of your investment in our common stock.

                       Risks Related to Our Business
                       -----------------------------

WE HAVE EXPERIENCED LOSSES IN THE PAST, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

Although we generated a net income of $1,159,000, and $1,918,000, and $1,474,000 for the years ended December 31, 2007, 2006 and 2005, respectively, our accumulated deficit as of December 31, 2007 was $14.3 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

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

OUR ASSETS AND OFFICERS/DIRECTORS ARE LOCATED OUTSIDE OF THE U.S.; IT IS DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR OFFICERS AND DIRECTORS.

Our assets, our officers and directors are located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our stockholders may not able to:

   o effect service of process within the United States on us or any of our executive officers and directors;

   o enforces judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

   o enforce, in a court outside of the United States, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

   o bring an original action in a court outside of the United States to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

                 Risks Related to Investment in Our Securities
                 ---------------------------------------------

OUR PRINCIPAL STOCKHOLDER CONTROLS A SUBSTANTIAL PORTION OF OUR COMMON STOCK; INVESTORS WILL HAVE LITTLE CONTROL OVER OUR MANAGEMENT OR OTHER MATTERS REQUIRING SHAREHOLDER APPROVAL.

Great Admirer Ltd., our principal stockholder, currently owns approximately 94.4% of our outstanding common stock, giving it the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

THERE IS NO AND THERE MAY NEVER BE A PUBLIC MARKET FOR OUR COMMON STOCK SHARES, WHICH MAY MAKE IT DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for quotation of our common stock on the OTC Bulletin Board. However, there is no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for stockholders to sell their stock.

OUR COMMON STOCK IS DEEMED TO BE A PENNY STOCK. AS A RESULT, TRADING OF OUR SHARES MAY BE SUBJECT TO SPECIAL REQUIREMENTS THAT COULD IMPEDE OUR STOCKHOLDERS' ABILITY TO RESELL THEIR SHARES.

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

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,604. The lease expires in October 2008.


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



                                        PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


Market Information
------------------

There is no public trading market for our common stock.

Holders
-------

As of December 31, 2007, there were 357 holders of record for our common shares. We have only one class of stock outstanding.

Stock Options, Warrants and Convertible Securities
--------------------------------------------------

We have not granted any stock options or warrants to purchase shares of our common stock, and we have not issued and do not have any securities outstanding that may be converted into our common shares or have any rights convertible or exchangeable into shares of our common stock.

Dividends
---------

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

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

We do not have any compensation plan under which equity securities are authorized for issuance.

Transfer Agent
--------------

Our transfer agent is Integrity Stock Transfer, 2920 N Green Valley Parkway, Building 5, Suite 527, Henderson, NV 89014.



ITEM 6. SELECTED FINANCIAL DATA


The financial data as of and for the years ended December 31, 2007, 2006, 2005 and 2004 have been derived from our consolidated financial statements. The selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                               2007       2006        2005       2004
                                           ----------  ----------  ---------- ----------
                                              US$'000    US$'000    US$'000     US$'000
Statement of Operations Data:
-----------------------------
Net sales                                   $  35,051  $  36,743   $  30,684  $   27,818
Cost of goods sold                             30,804     33,362      27,788      25,572
                                            ----------- ---------  ----------  ---------
Gross profit (loss)                             4,247      3,381       2,896       2,246

Restructuring cost                                  -          -           -         275
Selling, general and
  administrative expenses                       4,173      3,029       3,186       2,653
                                             -----------  ---------  ----------- -------
Operating income (loss)                            74        352       (290)       (682)

Rental income                                   1,205        940         609         552
Economic development grant                        562        737         677         682
Gain on sale of land                                -          -         364           -
Interest expenses                               (262)      (262)       (221)       (190)
Interest income                                    81         24           -           -
                                           -----------  ---------   ----------  ---------
Income (loss) before income tax benefit         1,660      1,791       1,139         363
Income tax benefit                              (501)      (127)       (335)           -
                                           ------------ ---------   ----------  ---------
Net income (loss)                           $   1,159   $  1,918    $  1,474    $    363
                                           ------------ ----------  ----------  --------

Basic net income (loss) per common share    $    0.06   $  0.103    $  0.079    $  0.020
                                           ------------ ----------  ----------  ---------
Diluted net income (loss) per common share  $    0.06   $  0.103    $  0.079    $  0.020
                                           ------------ ----------  ----------  ---------

Balance Sheet Data (at the end of year):
----------------------------------------
Working capital                             $   2,847   $  3,847    $  2,529    $  1,258
Long-term debt, less current portion            1,159      1,208       1,775       2,425
Total assets                                   28,177     23,671      26,884      28,428
Total liabilities (including long-term)        10,855      7,803      11,992      13,347
Stockholders' equity                        $  17,322   $ 15,868    $ 14,892    $ 15,081





ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o    Medical devices
    o    Industrial control equipment
    o    Domestic appliances
    o    Ministry of Defence products
    o    Computer and related products
    o    Testing and instrumentation products

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

Results of Operations
---------------------

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

                                             Year Ended December 31,

                                  2007                 2006                 2005
                       ----------------------  --------------------  ------------------
                           Amount      %         Amount       %         Amount      %
                       ----------------------------------------------------------------

Revenue                $   35,051    100%      $   36,743     100%    $   30,684   100%
Cost of sales              30,804   87.9%          33,362    90.8%        27,788   90.6%
Gross profit                4,247   12.1%           3,381     9.2%         2,896    9.4%
Operating expenses          4,173   11.9%           3,029     8.3%         3,186   10.4%
Operating income (loss)        74    0.2%             352     0.9%         (290)  (0.9%)
Other income (loss)         1,586    4.5%           1,439     3.9%         1,429    4.7%
Income before income taxes  1,660    4.7%           1,791     4.8%         1,139    3.7%
Income tax benefit            501    1.4%             127     0.3%           335      -
Net Income             $    1,159    3.3%       $   1,918     5.1%    $    1,474    4.8%


The final results show that there is not much of a shift in figures between 2007 and 2006, apart from "Other income"; this is due to the extra money received for the grant. Results show that our fourth quarter sales are higher than the third quarter. Although Sales are down on 2006. The reason for this is was a major contract concluded in September 2006. Although new customers have been added in 2007, the full impact will not be realized until 2008.

Comparison of Fiscal Years Ended December 31, 2007 and 2006
-----------------------------------------------------------

Revenues
--------

Revenues for the year ended December 31, 2006 were $35.05 million representing a decrease of $1.69 million, or 4.82%, as compared to $36.74 million for the year ended December 31, 2006. This decrease was mainly due to the completion of the Psion Contract in late 2006 which totaled $5.1 million, this was a high sales value, low margin contract. In 2007 Ideal boilers moved their products to off shore manufacturing adding to additional loss in sales. However a number of new customers have been added in 2007 in new market sectors and while these contributed small amounts to revenue in 2007, they will move into full volume in 2008. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacture of OEM customer products) in 2007, with 99% of revenues coming from this source in 2006 with the remaining percentage of revenue relating to the provision of a market return and repair service. The number of customers remained constant at 22 as of December 31, 2007.

Cost of Sales
-------------

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2007 the Company's cost of sales was $30.8 million as compared to $33.3 million for the year ended December 31, 2006 which was a decrease of $2.50 million, or 7.51%. The Company attributes this decrease mainly to a decrease in sales. The cost of sales as a percentage of sales has decreased to 86.20% for year ended December 31, 2007 from 89.87% for year ended December 31, 2006, this is as a result of a higher margin product being shipped and a rework contract in the later part of 2007.

Operating Expenses
------------------

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $4.17 million in 2007 as compared to $3.03 million in 2006, an increase of $1.14 million, or 62.4%.

The increased level of expenditures in 2007 is due to higher spending on recruitment, indirect wages and salaries, rental of a new SMT line, certification fees, sundry freight and car expenses.

Rental Income and Economic Development Grant
--------------------------------------------

For the year ended December 31, 2007, the Company's rental income increased by $265,000 to $1,205,000 compared with $940,000 for the same period of the previous year. Since July 1, 2002, the Company has leased a total of 140,000 square feet of its unused office spaces to two corporate entities. The increase in rental income was as a result of further unused warehouse space being let out to an existing tenant.

For the year ended December 31, 2007, the government economic development grant was amortized in the amounts of $562,000 as compared to $737,000 for the year ended December 31, 2006. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

   i) When Axiom has defrayed $13.2million on fixed assets for the project and secured 180 jobs, $5.09million payable.

   ii) At least 1 year after the first installment when Axiom has defrayed $14.0 million in total and 180 jobs safeguarded and a further 70 new full time jobs created, $966,000 payable. This has now been revised downwards to 180 jobs safeguarded and a further 35 new full time jobs created, $322,000 payable.

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

   8. The preconditions in the offer letter are not maintained or the guarantee becomes ineffective (preconditions are that Sen. Hong Resources acquires the business and assets of Aiwa Wales Manufacturing Limited, the National Assembly for Wales has a first charge over the land and buildings at Technology Park, Newbridge, and the valuation report dated September 11, 2001 is also addressed to the National Assembly for Wales and shows no material adverse changes).

Gain on sale of land
--------------------

During the 2005, the Company sold the surplus North car park at its premises at Technology Park, Newbridge, Newport, United Kingdom. The gain on the sale of $364,000 represents the excess of the selling price over the adjusted cost of the land.

Interest Income
---------------

There is interest income for year ending December 31, 2007 of $81,000 compared to interest income for year ending December 31, 2006 of $24,000.

Interest Expense
----------------

Interest expense for the year ended December 31, 2007, was $262,000 which shows that borrowing levels remained constant to borrowing levels in 2006 as the interest expense remained unchanged at $262,000 for the year ended December 31, 2006.

Net Income
----------

As a result of the factors discussed above, the Company reported a net income of $1.159 million for the year ended December 31, 2007, as compared to a net income of $1.918 million for the previous year. This resulted in basic and diluted net income per share of $0.06 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2007, as compared to net income per share of $0.10 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2006.

Comparison of the Fiscal Years Ended December 31, 2006 and 2005
---------------------------------------------------------------

Revenues
--------

Revenues for the year ended December 31, 2006, were $36.74 million representing an increase of $6.06 million, or 16.46%, as compared to $30.68 million for the year ended December 31, 2005. The increase in revenue was largely a result of generating additional revenues from existing customers by progressing from simple printed circuit board manufacture through to full product assembly, as well as an additional three new customers. Substantially all the revenues are derived from the provision of contract manufacturing services to OEM's however $63,018 or 0.16% of revenues in 2006 and $86,000 or 0.28% of revenues in 2005 were derived from a market returns, investigation and repair service offered to OEM's to process field failures. The number of customers remained constant at 19 as of December 31, 2006.

Cost of Sales
-------------

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2006, the Company's cost of sales was $33.3 million as compared to $27.79 million for the year ended December 31, 2005 which was an increase of $5.57 million, or 20%. The Company attributes this increase mainly to the growth in sales revenue during the year ended December 31, 2006; however the Company also achieved improved gross margins during 2006 due to better utilization and efficiency of labour and better product scheduling using its manufacturing resources planning system. As with revenues, the majority of cost of sales incurred related to the EMS business, however $47,263 (0.13%) in 2006 and $40,000 (0.14%) in 2005 related to the market return and repair service.

Operating Expenses
------------------

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $3.03million in 2006 as compared to $3.19 million in 2005, an increase of $0.16 million or 5.02%.

The decreased level of expenditures in 2006 is due to lower expenditure on marketing and promotions following a refocusing of telemarketing and advertising activity, sundry freight to consolidation of deliveries, and recruitment fees.

Rental Income and Economic Development Grant
--------------------------------------------

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

For the year ended December 31, 2006, the government economic development grant was amortized in the amounts of $737,000 as compared to $677,000 for the year ended December 31, 2005. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

   i) When Axiom has defrayed $13.2 million on fixed assets for the project and secured 180 jobs, $5.09 million payable

  ii) At least 1 year after the first installment when Axiom has defrayed $14.0 million in total and 180 jobs safeguarded and a further 70 new full time jobs created, $96,000 payable. This has now been revised downwards to 180 jobs safeguarded and a further 35 new full time jobs created, $322,000 payable.

Gain on sale of Land
--------------------

During 2005, the Company sold the surplus North car park at its premises at Technology Park, Newbridge, Newport, United Kingdom. The gain on the sale of $364,000 represents the excess of the selling price over the adjusted cost of the land.

Interest Income
---------------

There is interest income for the year ending December 31, 2006 of $24,000 compared to no interest income for year ending December 31, 2005 and reflects the fact that the company held only small credit balances on its account.

Interest Expense
----------------

Interest expense for the year ended December 31, 2006, was $262,000 as compared to $221,000 for the year ended December 31, 2005 and reflected the higher borrowing levels in 2006.

Net Income /(Loss)
------------------

As a result of the factors discussed above, the Company reported a net income of $1.918 million for the year ended December 31, 2006, as compared to net income of $1.474 million for the previous year. This resulted in basic and diluted net income per share of $0.10 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2006, as compared to net loss per share of $0.079 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2005.


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

Our total cash and cash equivalents totaled $213,000 and $165,000 at December 31, 2007, and 2006, respectively.

Operatinf activities. During the twelve months ended December 31, 2007, we used $1,321,000 in cash from operating activities primarily increase in receivables. This is compared to Operating activities in 2006 generated $18,000 of cash compared to providing $1,175,000 of cash in 2005. The increase in 2005 was primarily due to an increase in operating income.

Investing activities. Cash used by investing activities totaled ($698,000) for the twelve months ended December 31, 2007. Investing activities in 2006 totaled ($654,000) of net cash compared to the cash provided $220,000 in 2005. Our investing activities primarily consist of capital expenditures related to purchases of property and equipment. We received $0, $0 and $844,000 of cash from proceeds from sale of property and equipment in 2007, 2006 and 2005, respectively.

Financing activities. During the twelve months ended December 31, 2007, cash provided by financing activities was $2,104,000 consisting of proceeds from economic development of revaluation on building of ($1,562,000), and offset by checks in excess of bank accounts of $3,844,000. Capital in the amount $100,000 was also contributed during the year ended December 31, 2007. Financing activities in 2006 provided $203,000 of cash compared to cash used of $323,000 in 2005. During 2005, $323,000 of cash was repayment of long-term debt, and cash provided in 2006 was due to proceeds of economic development grant.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,159,180 subject to the level of qualifying sales invoiced and a bank overdraft limit of $198,430. Interest rates are calculated with reference to bank base rates. At December 31, 2007, interest on invoice discounting facility was charged at 1.65% above Base and interest on the bank overdraft at 2% above Base. Our accounts receivable is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at December 31, 2007:


      Description                Amount                  Term
------------------------- ------------------ ----------------------------------
Invoice discounting       $     3,961,000    Ongoing until facility terminated
Inter-company Loan        $        82,000
Finance lease agreements  $       686,000    Mix of 5 & 10 yr term commencing
                                             August 2002 to Dec 2007
------------------------------------------------------------------------------
          Total           $     4,727,000

As of the date of this prospectus, we are in compliance with all covenants under our existing credit facilities.

For the next two or three years, we will need spend more capital on the acquisition of further plant, machinery and computer equipment which will enable us to remain competitive in our product offering, and ensure compliance with new European Commission directives as well as responding to changes in technology - smaller components, larger printed circuit boards.

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

We do not have any off-balance sheet arrangements.

Seasonality
-----------

The Company does not believe that seasonality has had a material effect on its operations.

Inflation
---------

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

Revenue recognition
-------------------

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

Accounts Receivables and Allowance for Doubtful Accounts
--------------------------------------------------------

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

The Company's customer base consists of 15 long term customers and relationships with Customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful debts are small. To date the company has only incurred one bad debt to the value of $35,000.

Inventories and Reserves
------------------------

Inventories are valued at the lower of cost and net realizable value after making due allowance for obsolete and slow moving items. Work in progress is valued based on materials at cost, labour time and a proportion of overhead costs. On an annual basis the Company takes a physical inventory verifying the materials on hand and comparing its perpetual records to physical counts.


Newly Issued Accounting Pronouncements
--------------------------------------

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

In December 2007, the FASB issued SFAS No 160 "Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No 141(Revised) "Business Combinations". The objective of this statement is to improve the relevance, representional faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting when applicable.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The audited financial statements required by Item 8 are set forth on pages F-1 through F-9 of this Form 10-K.



ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk
------------------

As of December 31, 2007, the Company was exposed to changes in interest rates relating to its factoring facility and other debt obligations. The factoring facility bears interest at a variable rate of 1.65% above the Bank of England base rate. The Company's outstanding borrowings on the factoring facility, including a bank loan, were approximately $599,000 as of December 31, 2007. The remainder of the Company's interest-bearing debt obligations, including finance lease obligations, is denominated in British pounds and bears interest at a fixed rate. As of December 31, 2007, the face amounts of the outstanding borrowings on these fixed rate debt obligations were approximately $87,000. If interest rates were to change by a full percentage point, the net impact on interest expense would be approximately $25,000 per year.

Foreign Currency Risk
---------------------

The Company faces foreign currency risks primarily as a result that the functional currency of the Company's operations in the UK is the British Pound Sterling. Results of operations and cash flows are translated at average exchange rates during the period while specific investing and financing activities are translated at rates in affect at the time of the cash inflow or outflow. Assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are shown as a separate component of stockholders' equity. Foreign currency transaction gains or loss are included in the determination of net income. For the year ended December 31, 2007, the Company recorded a foreign currency translation gain of approximately $1.29 million, and for the years ended December 31, 2006 and 2005, the Company recorded a foreign currency translation loss of approximately $1.29 million and $1.67 million, respectively.

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

None of the reports of Demetrius & Company, LLC, on the Company's financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During that time period, no "reportable events" occurred, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

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


ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rulers 13a-15(e) and 15d-15(e)0 have concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b) Management's report on internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. The Company's management concluded that, as of December 31, 2007, its internal control over financial reporting is effective.

(c) Changes in internal controls. There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Directors and Executive Officers
--------------------------------

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

The name, address, age and position of our officers and directors are as set forth below:

        Name        Age                   Office
----------------   ----- -------------------------------------------------
Jacinta Sit         36   President, Chief Financial Officer and Director
Shaun Ashmead       41   Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam   39   Secretary and Director
Woon Chew Chai      49   Director

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

Significant Employees
---------------------

There are no significant employees other than our executive officers.

Family Relationships
--------------------

There are no family relationships among directors or officers.

Involvement in Certain Legal Proceedings
----------------------------------------

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

Code of Ethics
--------------

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

Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

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

Compliance with Section 16(a) of Exchange Act
---------------------------------------------

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended December 31, 2007.


ITEM 11.  EXECUTIVE COMPENSATION


None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $241,718 in salary and approximately $19,793 in pension in 2007, approximately $166,481 in salary and $15,289 in pension on 2006 and approximately $145,602 in salary and approximately $13,832 in pension in 2005. Mr. Ashmead was appointed Axiom's managing director in March 2004. In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

The Company has no profit sharing, stock option or other similar programs for the benefit of the Company's executive officers and directors.

Option/SAR Grants
-----------------

The Company does not have a stock option plan. No stock options have been granted or exercised by any of the officers or directors since the Company was founded.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values
---------------------------------------------------------------------

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since the Company's inception; accordingly, no stock options have been granted or exercised by any of the officers or directors.

Long-Tem Incentive Plans and Awards
-----------------------------------

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

Compensation of Directors
-------------------------

The members of our Board of Directors are not compensated for their service as members of the Board of Directors, but may be reimbursed for reasonable expenses incurred in connection with attendance of meetings of the board of directors. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

Employment Contracts, Termination of Employment, Change-in-Control
------------------------------------------------------------------
Arrangements
------------

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



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31, 2007, each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                       Name and Address         Number of Shares         Percentage
 Title of Class      of Beneficial Owner      Beneficially Owned       of the Class
---------------  --------------------------  ---------------------- ------------------
Common Stock     Great Admirer Ltd. (i)            17,601,002           94.8% (ii)
                 99 Queen's Road, Central
                 Hong Kong

		     Shaun Ashmead			         600		   0%
		     94 Lakeside Way, Nantyglo
		     Ebbw Vale, Gwent
		     NP23 4AL, South Wales, UK
--------------------------------------------------------------------------------------

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31, 2007.

As of the date of this report, no options, warrants or rights to acquire shares have been granted.

Security Ownership of Management
--------------------------------

Except Shaun Ashmead, the managing director of Axiom Manufacturing Services Ltd., who owns 600 shares, less than 0.01%, of our common stock, none of our executive officers and directors beneficially owned our securities.

Changes in Control
------------------

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with management and others
---------------------------------------

During the year ended December 31, 2006, the Company received additional funding of $50,000 from related parties and also converted $250,000 of related party debt to equity. $200,000 of these funds were lent to the Company by the ultimate parent company South Sea Petroleum Holdings Limited of Hong Kong. At December 31, 2007, the Company had outstanding loans to affiliates in the amount of approximately $82,000.

During the year ended December 31, 2007, the company received $97,000 from parent company, these funds are to used for inter-company transactions.

In October 2007, Hong Kong headquarters sent $100,000 to New York as additional paid in Capital.

As all lenders are related companies of the Company, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

Certain business relationships
------------------------------

None

Indebtedness of management
--------------------------

None

Transactions with Promoters
---------------------------

On March 8, 2002, in connection with our organization, we issued 5,000,000 shares of our common stock to Waywood Investment Ltd., the promoter of the Company, for services valued at $500.



ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2007, 2006 and 2005 and reviews of the Company's interim financial statements included in the Company's orms 10-KSB for fiscal 2007, 2006 and 2005 were $55,000, $55,000 and $39,700 respectively.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:	The aggregate fees billed by the Company's auditors for
taxation services amounted to $3,500 in 2005 ($1,950 in 2005 and $0 in 2003, respectively) for preparation of the Company's 2003 Corporate Income Tax return.

(4)  All Other Fees:  None.

(5) Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board approved of 100% of the services provided by the independent accountant in 2007, 2006 and 2005.




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

   (3)  Exhibits. See Item 15(b) below.

(b) Exhibits.

 Exhibit No.                    Description and Location
-----------  -------------------------------------------------------------------
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

  31.1       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

  32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002

(c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.



                                        SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



OXFORD TECHNOLOGIES INC.

 a Delaware corporation


Dated: April 16, 2008


By: /s/ Jacinta Sit
------------------------
Jacinta Sit, President


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Jacinta Sit
-----------------------
Jacinta Sit, President
(Principal Executive Officer,
Principal Financial Officer and
and Director

Date:  April 16, 2008


/s/ Vivian Lee-Yu Lam
-----------------------
Vivian Lee-Yu Lam
Director and Secretary

Date:  April 16, 2008













                             OXFORD TECHNOLOGIES, INC.
                 CONSOLIDATED AUDITED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm...............      F-1

Consolidated Balance Sheets...........................................      F-2

Consolidated Statements of Operations.................................      F-4

Consolidated Statement of Changes in Stockholders' Equity.............      F-5

Consolidated Statements of Cash Flows.................................      F-6

Notes to Consolidated Financial Statements............................      F-8









            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Officers and Directors
Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. ("the Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2007, 2006, and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations, stockholders' equity and its cash flows for the year ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/Child, Van Wagoner & Bradshaw, PLLC
--------------------------------------
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah

March 26, 2008



                                 OXFORD TECHNOLOGIES, INC.
                               CONSOLIDATED BALANCE SHEETS




                                                                          December 31,    December 31,
                                                                             2007            2006
                                                                      ---------------  ------------------
                                                                          US $'000          US $'000

                                 ASSETS
Current assets:
Cash and cash equivalents........................................      $         213     $        165
Accounts receivable..............................................              8,424            4,464
Inventory........................................................              5,951            5,310
Other current assets.............................................                394              503
                                                                       --------------    -------------
     Total Current Assets........................................             14,982           10,442

Property and equipment, net of accumulated depreciation
  of $33,687 and $32,244 as of Dec. 31, 2007 and 2006, respectively           12,857           12,612

Other long-term assets
Deferred income taxation, non-current portion....................                284              617
Security Deposits................................................                 54                -
                                                                       --------------    -------------

     Total Assets................................................       $     28,177     $     23,671
                                                                       ==============    =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable.................................................        $     3,336      $     4,008
Accounts payable, related party..................................                179               82
Taxes payable....................................................                592              415
Checks in excess of cash in bank.................................              3,844                -
Accrued expenses and other payables..............................                459              985
Capital leases, current portion..................................                198              194
Deferred income- grant, current portion..........................                556              893
Deferred income - rent...........................................                532                -
Notes Payable - Current portion..................................                  -               18
                                                                        -------------    -------------
     Total Current Liabilities...................................             9, 696            6,595

Long-term Liabilities:
Deferred income, non-current portion.............................                671              866
Capital leases, non current portion..............................                488              342
                                                                        -------------    -------------
     Total Long-term Liabilities.................................              1,159            1,208
                                                                        -------------    -------------

Total Liabilities................................................             10,855            7,803

Stockholders' Equity:
Preferred stock, $0001 par value, 20,000,000 shares authorized,
  none issued and outstanding at December 31, 2007 and 2006......                  -                -
Common stock, $0001 par value 80,000,000 shares authorized,
  18,564,002 shares issued and outstanding at December 31, 2007 and 2006           2                2
Additional paid in capital.......................................             33,377           33,277
Accumulated other comprehensive income...........................                 37            (158)
Accumulated deficit..............................................           (16,094)         (17,253)
                                                                       --------------    -------------
     Total Stockholders' Equity..................................             17,322           15,868
                                                                       --------------    -------------
     Total Liabilities and Stockholders' Equity..................      $      28,177     $     23,671
                                                                       ==============    =============




           The accompanying notes are an integral part of the consolidated financial statements.



                                         OXFORD TECHNOLOGIES, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                              	                           Years Ended December 31,
                                                           ----------------------------------------------
                                               	                 2007            2006            2005
                                                           ---------------  ---------------  ------------
(Dollars in thousands except per share data)                   US$'000         US$'000          US$'000

Net Sales............................................      $      35,051     $      36,743    $   30,684
Cost of Sales........................................             30,804            33,362        27,788
                                                           --------------   ---------------  ------------
Gross Profit.........................................              4,247             3,381         2,896

Operating Expenses
Restructuring cost...................................                  -                 -             -
Selling, general and administrative..................              4,173             3,029         3,186
                                                           --------------   ---------------  ------------
     Operating Income/(Loss).........................                 74               352         (290)

Other Income and Expenses
Rental income........................................              1,205               940           609
Economic development grant...........................                562               737           677
Gain on sale of land.................................                  -                 -           364
Interest income......................................                 81                24             -
Interest expense.....................................              (262)             (262)         (221)
                                                           --------------   ---------------  ------------
Net Income before income tax benefit.................              1,660             1,791         1,139
                                                           --------------   ---------------  ------------
Income tax (Liability)Benefit........................              (501)               127           335
                                                           --------------   ---------------  ------------
Net income (loss)....................................       $      1,159      $      1,918    $    1,474
                                                           ==============   ===============  ============

Basic and diluted income per share...................       $      0.062      $      0.103    $    0.079
                                                           ==============   ===============  ============

Weighted average common shares outstanding...........         18,564,002        18,564,002    18,564,002
                                                           ==============   ===============  ============



            The accompanying notes are an integral part of the consolidated financial statements.



                                     OXFORD TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                Accumulated
                                                                                  Other         Total       Total         Total
                          Preferred Stock     Common Stock      Additional    Comprehensive  Accumulated Stockholders'Comprehensive
                         Shares      Amount  Shares     Amount  Paid in Capital  Income (Loss)   Deficit      Equity    Income(loss)
                        -------------------- ------------------- -------------- -------------- ------------ ----------- -----------
                                     US$'000           US$'000       US$'000        US$'000       US$'000      US$'000      US$'000

Balance, December 31, 2004     -   $    -    18,564,002 $    2    $    32,927     $   2,797     $  (20,645)  $    15,081      -

Comprehensive income:
  Net income for the year      -        -             -      -              -             -          1,474         1,474      1,474
  Cumulative foreign currency
   translation adjustment      -        -             -      -              -       (1,663)              -       (1,663)    (1,663)
  Net comprehensive income                                                                                                 -------
   for the year                -        -             -      -              -             -              -             -      (189)
                          ------------------------------------------------------------------------------------------------  =======
Balance, December. 31, 2005    -        -    18,564,002      2         32,927         1,134       (19,171)        14,892

Contributed Capital            -        -             -      -            350             -             -          350
Comprehensive income:
 Net income for the year       -        -             -      -              -             -         1,918         1,918      1,918
 Cumulative foreign currency
  translation adjustment       -        -             -      -              -       (1,292)             -       (1,292)    (1,292)
 Net comprehensive loss                                                                                                    ------
  for the year                 -        -             -      -              -             -             -             -       626
                           -----------------------------------------------------------------------------------------------  ======
Balance, December 31, 2006     -        -    18,564,002      2         33,277         (158)       (17,253)        15,868

Contributed capital            -        -             -      -            100             -             -             -       100
Comprehensive income:
 Net income for the year       -        -             -      -              -             -        1, 159          1,159     1,159
 Cumulative foreign currency
  translation adjustment       -        -             -      -              -           195             -            195       195
 Net comprehensive incomes                                                                                                  ------
  for the year                 -        -             -      -              -             -             -              -     1,354
                           ----------------------------------------------------------------------------------------------  =======
Balance, December 31, 2007     -        -    18,564,002  $   2   $     33,377    $       37   $  (16,094)     $  17,322
                           ======  =======  ============ ======  ============  =============  ============  ============




                   The accompanying notes are an integral part of the consolidated financial statements.


                                   OXFORD TECHNOLOGIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                         Years Ended December 31,
                                                              ------------------------------------------------
                                                                     2007            2006            2005
                                                              ------------------------------------------------
                                                                       US$'000         US$'000      US$'00
Cash Flows from Operating Activities:
Net income...................................................     $    1,159       $     1,918   $   1,474
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization.............................          1,019               758         895
   Deferred taxation.........................................            341             (617)       (425)
   Amortization of grant received............................          (562)             (737)       (677)
Changes in operating assets and liabilities:
  Accounts receivable........................................        (3,900)             2,054         972
  Inventory..................................................          (571)             1,513       (743)
  Prepaid expenses...........................................            112             (144)       (257)
  Accounts payable...........................................          (932)           (2,572)       (509)
  Security deposits..........................................           (46)                 -           -
  Taxes payable..............................................            171               202         266
  Accrued expenses and other payables........................            267           (2,389)         141
  Deferred income - rent.....................................           (62)                 -           -
                                                               --------------   --------------  -----------
     Cash provided by (used in) operating activities.........        (3,004)              (14)       1,137
                                                               --------------   --------------  -----------

Cash Flows from Investing Activities:
Purchase of property and equipment...........................          (655)             (658)       (624)
Proceeds from sale of property and equipment.................              -                 -         844
                                                               --------------   --------------  -----------
     Cash provided by (used in) investing activities.........          (655)             (658)         220
                                                               --------------   --------------  -----------

Cash Flows from Financing Activities:
Contributed capital..........................................            100              101            -
Checks in excess of bank balance.............................          3,844                -            -
Proceeds from stockholders loans.............................             97               36            -
Proceeds from economic development grant.....................              -              392            -
Principal payments on capital leases.........................          (302)            (281)        (323)
Principal payments on notes payable..........................           (18)              (9)            -
	                                                         --------------  ---------------  -----------
     Cash provided by (used in) financing activities........           3,721              239        (323)
                                                               --------------  ---------------  -----------

Effect of foreign currency translation on cash..............            (14)               42        (535)
                                                               --------------  --------------- ------------
Net increase/(decrease) in cash & cash equivalents..........              48            (391)          499
                                                               --------------  --------------- ------------
Cash and Cash Equivalents, Beginning........................   $         165    $         556  $        18
                                                               --------------  --------------- ------------
Cash and Cash Equivalents, Ending...........................   $         213    $         165  $       517
                                                               ==============  =============== ============


Supplemental cash flow information:

Cash Payments For:
Interest...................................................     $       130     $         262  $       221
                                                               =============   ==============  ===========
Income taxes...............................................               -                 -	         -
                                                               =============   ==============  ===========

Non-cash Investing and Financing Activities:

Conversion of debt to equity...............................     $         -     $        250    $        -
                                                               =============   ==============  ===========
Equipment obtained under capital lease obligation..........     $       224     $        356    $        -
                                                               =============   ==============  ===========





           The accompanying notes are an integral part of the consolidated financial statements.



                                   OXFORD TECHNOLOGIES, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2007 and 2006


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

Net Income/(Loss) Per Common Share - Basic net income/(loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period.

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

Revenue Recognition - Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectibility is reasonably assured. In excess of 99% of both revenues generated and the cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) with the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2007 and 2006 and thus have not set an allowance for doubtful accounts for the years then ended.

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

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2007, 2006 and 2005 includes foreign exchange translation gains.

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

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS No. 159, "the Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No 115." The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator of the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No 160 "Non-controlling Interests in Consolidated Financial Statements" - an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No 141(Revised) "Business Combinations". The objective of this statement is to improve the relevance, representional faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting when applicable.

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:


                                              2007             2006
                                        ----------------  ------------
                                             US'000            US'000

Building & building improvements          $    18,262     $    18,106
Machinery & equipment                          20,872          19,518
Fixtures and fittings                           7,400           7,233
                                        ----------------  ------------
                                               46,534          44,857
Less: accumulated depreciation               (33,679)        (32,244)
                                        ----------------  ------------
                    Total                 $    12,857     $    12,613
                                        ===============   ===========

Depreciation expenses amounted to $1,031,000, $758,000 and $895,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

3.  INVENTORIES

Inventories at December 31, 2007 and 2006 consisted of the following:

                                               2007            2006
                                        -----------------  --------------
                                               US'000          US'000

       Raw Materials                      $     3,816       $     3,080
       Work in progress                         1,858             1,734
       Finished Goods                             279               496
                                        -----------------  --------------
                           TOTAL          $     5,951       $     5,310


4. INVOICE DISCOUNTING

The invoice discounting facility is provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $5.1million. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 1.65% above the Bank of England base rate.

5. NOTES PAYABLE

The Overdraft facility of $198,430 is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport, interest is charged at a rate of 2% above the Bank of England base rate.

The bank loans were provided by HSBC to assist in the purchase of Surface Mount Technology (SMT). The loan was taken in June 2002 for a five year period and expired in March 2007. Quarterly payments including principal and interest of 17.3% per annum total $20,944. The loan is secured against the SMT equipment acquired.

6. CAPITAL LEASES

The Company is leasing a Multifunctional Placement Machine from HSBC Finance. The lease term is five years and ended in August 2007. At the end of the lease the equipment will be owned by the Company. Quarterly payments including principal and interest at 17.4% are $8,855.

The Company is leasing Wayne Kerr test platforms from HSBC Asset Finance. The lease term is five years and expired in June 2007. At the end of the lease the equipment will be owned by the company. Quarterly payments including principal and interest at 18.4% are $17,693.

The Company is leasing AOI equipment from HSBC Asset Finance. The lease term is five years with an expiration date of April 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest at 3.97% are $2,884.

The Company is leasing Conformal coating Machine from HSBC Asset Finance. The lease term is five years with an expiration date of June 2010. At the end of the lease the equipment will be owned by the company. Monthly payments including principal and interest at 3.97% are $1,183.

The Company is leasing a Flying Probe Machine from HSBC Asset Finance. The lease term is five years with an expiration date of December 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $5,584.

The Company entered into an agreement to purchase a Dage XRay Machine from HSBC Asset Finance in January 2007. This agreement is for a term of five years and expires in Jan 2012: this agreement carries a stated annual rate of interest and calls for monthly and principal payments of $2,572.

The company is leasing Board Etching Equipment from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of September 2012. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $2,519.

The Company is currently leasing eleven computers from Dell. The computers are being leased for 35 to 36 months with leases expiring as late as July 2010. At the end of the lease the Company plans to purchase the equipment. Monthly payments including principal and interest range from $225 to $1,083.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousand of dollars):

                2008            $     211
                2009                  206
                2010                  157
                2011                   78
                2012                   34
          --------------------------------
           Total                      686
                                =========
    Less current Portion            (198)
    Long Term Portion           $     488
                                =========

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2007 and 2006.

Asset Balances at December 31 are as follows:

                                     2007            2006
                            ---------------------------------
Class of Asset:                   US$'000          US$'000

Computers                      $         83      $      85
Less: Accum Depreciation               (33)           (46)
                            ---------------------------------
    Total                      $         50      $      39


7. OPERATING LEASES

The Company is leasing a vehicle from BMW Financial Services. The lease agreement runs for three (3) years beginning June 2005 and the Company is obligated to pay monthly payments of $936.

The Company is leasing a vehicle from Lombard Vehicle Management. The lease agreement runs for four (4) years beginning September 2005 and the Company is obligated to pay monthly payments of $732.

The Company is leasing seven (7) vehicles from Sinclair Finance. Each lease runs for three (3) years. The lease agreements began in March 2004, June 2005, July 2005, June 2006 and September 2007. The payments on the lease agreements are $654, $705, $724, $1004, $1375, $397 and $805 respectively.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,604. The lease expires in October 2008.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousand of dollars):

                 2008                  $     79
                 2009                        42
                 2010                        31
                                      ----------
                      Total            $    152

8.  DEFERRED INCOME

In July 2002, the Company received grant aid of $4.7million from the Welsh Assembly Government. Further grant aid in the amount of $392,000 was received in September 2006. This funding was to assist in the acquisition of a number of fixed assets including the property at Technology Park, Newbridge, Newport and to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require the repayment of part or the entire grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognises monthly amortization of the grant. The value of the monthly amortization of the grant was originally based in 2002 on estimates of the relative costs for the asset purchases and staff costs. Following the payment of the second instalment of grant aid in September 2006, the Company took the opportunity to review the monthly value being amortised and to adjust it to reflect actual expenditure rather than estimates. This resulted in no adjustment to the grant amortised to date in 2006 but has resulted in a lower figure being amortised from January 2007 which will further reduce in April 2008 as the grant period relating to the safeguarding of the headcount and the acquisition of fixed assets other than the building, ends.

The Company plans to amortize the lease as follows:

Year Ended December 31 (amounts in thousand of dollars):

              2008                $     556
              2009                      671
                             -----------------
              Total                   1,227
      Less Current Portion            (556)
      Long-Term Portion           $     671
                              ================

9.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31, 2007 2006 and 2005 are shown below:

                                     2007           2006            2005
                            -----------------------------------------------
                                   US$'000        US$'000        US$'000

Facilities & Maintenance      $       1,532     $     900       $      940
Other personnel costs                 1,341         1,112              870
Bank charges                            201           261              305
Advertising & promotion                 121           164              218
Indirect Materials                      246           341              187
Travel                                   75            80               73
Other                                   657           171              258
                            ----------------  -------------    ------------
           TOTAL              $       4,173    $    3,029       $    2,851


10.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $1,202,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2008.

11.  INCOME TAX

The Company's subsidiary, Axiom has UK carry forward losses amounting to $21,075,000 and $23,284,000 in 2007 and 2006 respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:

Deferred tax asset:                            2007              2006
                                        ---------------  -----------------
                                             US$'000            US$'000

Net operating loss carry forward          $     21,075      $      23,284
Deferred tax assets (30%)                        6,323              6,985
Valuation allowance                            (6,039)            (6,368)
Net deferred tax assets                   $        284      $         617
                                        ===============    ===============

The balance of the deferred taxation account consists of the tax effect of timing differences in respect of:


                                               2007            2006
                                      -----------------------------------
                                              US$'000         US$'000

Excess of depreciation over
Taxation allowances on fixed assets	       $        50       $       262
Tax losses available                               234               355
Deferred tax assets                        $       284       $       617
                                      =================    ==============

A reconciliation of estimated income tax expense (benefit) to the amount of computed using statutory UK corporation tax rate of 30% is as follows:


                                                2007             2006
                                       ----------------------------------
                                              US$'000           US$'000

Standard rate corporation tax charge     $        990       $     537
Non-deductible expenses	                            8             237
Unused NOL                                      (844)           (874)
Total income tax (Benefit)               $        154       $   (100)
                                         ============    ================

12.  BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $194,940, $119,157 and $106,519 for the years 2007, 2006 and 2005 respectively.

13.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company received additional funding of $50,000 from related parties and also converted $250,000 of related party debt to equity. $200,000 of these funds was lent to the Company by the ultimate parent company South Sea Petroleum Holdings Limited of Hong Kong. At December 31, 2007, the Company had outstanding loans to affiliates in the amount of approximately $82,000.

During the year ended December 31, 2007, the company received $97,000 from parent company, these funds are to used for inter-company transactions.

In October 2007, Hong Kong headquarters sent $100,000 to New York as additional paid in Capital.

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

15.  CONCENTRATION

Five customers represent seventy eight percent (78%), eighty one percent (81%) and eighty percent (80%) of sales respectively in 2007, 2006 and 2005. Five customers represent Eighty four percent (84%), seventy nine percent (79%) and seventy three percent (73%) of Accounts Receivable respectively in 2007, 2006 and 2005.