Form 10-Q
period 2008-03-31
OXFORD TECHNOLOGIES INC
filed 2008-05-16
CIK 1169567

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

  Large accelerated filer   [  ]               Accelerated filer [ ]
  Non Accelerated filer     [  ]               Smaller Reporting Company [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of May 14, 2008, 18,564,002 shares of common stock were outstanding.







                                OXFORD TECHNOLOGIES, INC.


                                  Table of Contents



											        Pages
Part I. Financial Information                                             ------

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets..............................       4-5
  Condensed Consolidated Statements of Operations
    and Comprehensive Income(Unaudited)..............................         6
  Condensed Consolidated Statements of Cash Flows (Unaudited)........         7
  Notes to Unaudited Condensed Consolidated Financial Statements.....         9

Item 2. Management's Discussion and Analysis or Plan of Operation....        14

Item 3. Quantitative and Qualitative Disclosure about Market Risk....        18

Item 4. Controls and Procedures......................................        18


Part II.   Other Information

Item 1.  Legal Proceedings............................................       19
Item 1A  Risk Factors.................................................       19
Item 2.  Changes in Securities........................................       19
Item 3.  Defaults Upon Senior Securities..............................       19
Item 4.  Submission of Matters to a Vote of Security Holders..........       19
Item 5.  Other Information............................................       19
Item 6.  Exhibits and Reports on Form 8-K.............................       19

Signatures............................................................       20





                               Item 1.  Financial Statements




                                   OXFORD TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS



                                          ASSETS
                                                                March 31,      December 31,
                                                                  2008            2007
                                                             --------------  ---------------
                                                                US $'000         US $'000
                                                                Unaudited
Current assets:
Cash and cash equivalents.............................         $        162      $      213
Accounts receivable, net allowance for
    doubtful accounts  of $ nil as of Mar 31,2008
    and Dec. 31 2007 respectively.....................                8,900           8,424
Inventory.............................................                6,635           5,951
Other current assets..................................                  652             394
                                                               ------------      -----------
     Total Current Assets.............................               16,349          14,982

Property and equipment, net of accumulated depreciation
 of $34,007 and $33,687 as of March 31, 2008 and
 December 31, 2007, respectively......................               15,560          12,857

Other long term assets
Deferred taxation, non-current portion................                  284             284
Security Deposits.....................................                   54              54
                                                               ------------      ----------
     Total Assets.....................................         $     32,247      $   28,177
                                                               ============      ==========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance................          $     5,318      $    3,844
Accounts Payable......................................                4,174           3,336
Accounts Payable, related party.......................                  178             179
Capital Leases, current portion.......................                  161             198
Taxes payable.........................................                  515             592
Accrued expenses and other payables...................                  890             459
Deferred income-grant, current portion................                   95             556
Deferred income-rent, current portion.................                  266             532
                                                                ------------     ----------
     Total Current Liabilities........................               11,597           9,696

Long-term Liabilities:
Deferred income, non-current portion..................                1,036             671
Capital leases, non-current portion...................                  490             488
                                                                ------------     ----------
     Total Long-term Liabilities......................                1,526           1,159

Total Liabilities.....................................               13,123          10,855

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized,  none issued and outstanding............                    -               -
Common stock, $.0001 par value, 80,000,000 shares
  authorized,  18,564,002 shares issued and outstanding                   2               2
Additional paid in capital............................               33,377          33,377
Accumulated Other Comprehensive Income................                1,573              37
Accumulated Deficit...................................             (15,828)        (16,094)
                                                                ------------     ----------
Total Stockholders' Equity............................               19,124          17,322
                                                                ------------     ----------
     Total Liabilities & Stockholders' Equity.........          $    32,247      $   28,177
                                                                ============     ===========





         The accompanying notes are an integral part of the condensed consolidated financial statements.







                                   OXFORD TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)






                                                              Three-Months Ended
                                                           March 31,        March 31,
                                                    --------------------------------------
                                                             2008                2007
                                                    --------------------  ----------------
(Dollars in thousands except per share data)               US$'000              US$'000

Net Sales......................................        $        9,195      $        8,725
Cost of Sales..................................               (7,953)             (7,730)
                                                    ------------------    ---------------
Gross Profit...................................                 1,242                 995

Operating Expenses
Selling, general and administrative............                 1,302               1,188
                                                    ------------------     --------------
Operating Income/(Loss)........................                  (60)               (193)

Other Income and Expenses
Rental income..................................                   289                296
Economic development grant.....................                    96                137
Interest income................................                    20                 12
Interest expense...............................                  (79)               (40)
                                                    -----------------      -------------
Net Income before income tax benefit/(charge)..                   266                212

Income tax benefit/(liability).................                     -                  -
                                                    -----------------      -------------
Net Income.....................................        $          266       $        212

Foreign currency translation Adjustment........                 1,536                195
                                                    -----------------      -------------
Comprehensive Income(loss).....................               (1,270)                 17
                                                    =================      =============


Basic and diluted income per share.............        $         0.01       $       0.01
                                                    =================      =============
Weighted average common shares outstanding.....                18,564             18,564
                                                    =================      =============





The accompanying notes are an integral part of the condensed consolidated financial statements.







                                    OXFORD TECHNOLOGIES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                 Three-Months Ended
                                                             March 31,          March 31,
                                                         ------------------------------------
                                                                2008               2007
                                                         --------------------  --------------
                                                               US $'000           US $'000
Cash Flows From Operating Activities:
Net Income............................................       $           266      $      212
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization........................                   300             247
 Amortization of grant received.......................                  (95)           (137)
 Revaluation of Buildings.............................               (1,565)               -

Changes in operating assets and liabilities:
 Accounts receivable..................................                  (473)        (2,672)
 Inventory............................................                  (681)          (441)
 Other assets.........................................                      -             81
 Accounts payable.....................................                    834            733
 Taxes payable........................................                   (77)           (67)
 Accrued expenses and other payable...................                    175          (156)
 Deferred income - rent...............................                  (266)              -
                                                             ----------------    -----------
    Cash provided by (used in) operating activities...                (1,582)        (2,200)

Cash Flows from Investing Activities:
 Purchase of property and equipment...................                (1,410)           (88)
                                                             ----------------    -----------
    Cash used in investing activities.................                (1,410)           (88)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance...........                  1,473          2,344
Principal Payments on capital leases..................                   (58)          (114)
Payments from RP payable..............................                    (2)              -
Changes in Accumulated comprehensive income...........                  1,586              -
Proceeds from note payable............................                      -           (35)
                                                              ---------------   ------------
   Cash provided by financing activities..............                  2,999          2,195

Effect of exchange rate changes on cash...............                   (58)            (7)
                                                              ---------------   ------------
Increase (Decrease) in cash and cash equivalents......                   (51)          (100)

Cash and Cash Equivalents, Beginning..................        $          213    $        165
                                                              ---------------   ------------
Cash and Cash Equivalents, Ending.....................        $          162    $         65
                                                              ===============   ============


Supplemental Disclosure of Cash Flow Information
Cash paid for interest................................        $          30      $        30
                                                              ==============    ============
Cash paid on income taxes.............................                    -                -
                                                              ==============    ============
Non-cash Investing & Financing Activities
Equipment obtained under capital lease obligation.....        $          24      $        33
                                                              ==============    ============
Equipment obtained under 100% debt financing..........        $           -      $       213
                                                              ==============    ============




   The accompanying notes are an integral part of the condensed consolidated financial statements.







                                OXFORD TECHNOLOGIES INC
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
                                    March 31, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2008 and 2008 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2008. These financial statements and notes included herein should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2008, with 99% of revenues coming from this source in 2007 with the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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

Comprehensive Income - The Company's comprehensive income for the three months ended March 31, 2008 and 2007 includes foreign exchange translation gains.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A Business entity shall report unrealized gains and losses on items for which the fair option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No 160 "Noncontrolling Interests in Consolidated Financial Statements" - amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

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

In March 2008, The FASB issued SFAS No 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No 133". The objective of this statement is that FASB No 133 does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement improves the transparency of financial reporting. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting where applicable.

3. CAPITAL LEASES.

The Company is leasing new Dell computer equipment as of January 2008. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $285.

In February 2008, the Company is leasing new Dell computer equipment. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $572

4. RENTAL INCOME

The Company's subsidiary has sublet surplus space on annual basis for $938,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend this lease to June 30, 2008.



ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS.


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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    *  Medical devices
    *  Industrial control equipment
    *  Domestic appliances
    *  Computer and related products
    *  Testing and instrumentation products
    *  Ministry of Defence products

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

RESULTS OF OPERATIONS

Three month periods ended March 31, 2008 and 2007.

Revenues

Revenues for the three month period ended March 31, 2008 were $9.20million which is an increase of $0.47million or 5.4% as compared to $8.73million for the same period in 2007.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended March 31, 2008, cost of sales were $7.95million as compared to $7.73million for the three months ended March 31, 2007. This increase (2.9%) is due to increase in sales for the same period. The cost of sales as a percentage of sales decreased to 86.5% for the three months ended March 31, 2008 from 88.6% for the three months ended March 31, 2007 as a result of a greater proportion of higher margin product being shipped in 2008.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses increased by $114,000 or 9.6% to $1,302,000 for the three months ended March 31, 2008 as compared to $1,188,000 in the same period of the prior year. The increase is as a result of higher spending in 2008 on, indirect wages and salaries and associated costs, rental of a new SMT line, legal and professional fees and sundry freight.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2008, rental income and economic development grant was $385,000 as compared to $433,000 for the same period of the previous year. Rental income to March 31, 2008 was $7,000 lower than the first quarter of 2007 as a result of unused warehouse space being let to an existing tenant has been reduced. For the period March 31, 2008, the economic development grant was amortized in the amount of $96,000 as compared to $137,000 for the same period of the previous year.

Interest expenses

Interest expenses for the three months ended March 31, 2008 was $79,000 as compared to $40,000 for the same period of the previous year. Although showing a increase year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the three month period ending March 31, 2008, net income was $266,000 as compared to net income of $212,000 for the three month period ending March 31, 2007. This resulted in a basic income per share of $0.014 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31,2008 as compared to basic income per share of $0.011 on the same number of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2008, the company had cash and cash equivalents of around $162,000.

For the three months ended March 31, 2008, net cash used in operating activities was $1,582,000 as compared to ($2,200,000) used in operating activities in the same period of the prior year.

Net cash provided by financing activities for the three month period ended March 31, 2008 was $2,999,000, as compared to ($2,195,000) for the same period of the previous year.

For the three months ended March 31, 2008, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,162,300 subject to the level of qualifying sales invoiced and a bank overdraft limit of $198,550. Interest rates are calculated with reference to bank base rates. At March 31, 2008, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2008:

Description                    Amount                  Term
------------------------  -------------   -----------------------------------
Invoice discounting        $ 3,868,000   	Ongoing until facility terminated
Inter-company Loan         $    82,000
Finance lease agreements   $   651,000    Mix of 5 and10 year term commencing
                                          August 2002 to March 2007
-----------------------------------------------------------------------------
        Total              $ 4,601,000
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

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.


ITEM 3.   QUANTITIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There has been no significant change in the Company's exposure to market risk during the first three months of 2008. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.


ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

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


Item 1A. Risk Factors:  None


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds: None


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:  None.


Item 5.  Other Information:  None.


Item 6.  Exhibits

(a)  Exhibits

Exhibit No.         Description
----------  ----------------------------------------
   31.1        Section 302 Certification
   32.1        Section 906 Certification








                                    SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Oxford Technologies, Inc.


By: /s/ Jacinta Sit
----------------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)

May 16, 2008