Form 10-Q
period 2008-06-30
OXFORD TECHNOLOGIES INC
filed 2008-08-14
CIK 1169567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the quarterly period ended June 30, 2008

                                           Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number: 0-49854

                            OXFORD TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                04-3615974
-------------------------------------------------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

      80 WALL STREET, SUITE 818, NEW YORK, NEW YORK          10005
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

State the number of shares outstanding of each of the issuer's classes of common equity: As of August 14, 2008, 18,564,002 shares of common stock were outstanding.







                               OXFORD TECHNOLOGIES, INC.


                                     Table of Contents


											       Pages
Part I. Financial Information                                           -------

Item1.  Financial Statements

  Condensed Consolidated Balance Sheets...............................     4-5
  Condensed Consolidated Statements of Operations
   and Comprehensive Income(Unaudited)................................       6
  Condensed Consolidated Statements of Cash Flows (Unaudited) ........       7
 Notes to Unaudited Condensed Consolidated Financial Statements.......       9

Item 2. Management's Discussion and Analysis or Plan of Operation.....      15

Item 3. Quantitative and Qualitative Disclosure about Market Risk.....      20

Item 4T. Controls and Procedures......................................      20


Part II.   Other Information


Item 1.  Legal Proceedings.............................................     21
Item 1A. Risk Factors..................................................     21
Item 2.  Changes in Securities.........................................     21
Item 3.  Defaults Upon Senior Securities...............................     21
Item 4.  Submission of Matters to a Vote of Security Holders...........     21
Item 5.  Other Information.............................................     21
Item 6.  Exhibits and Reports on Form 8-K..............................     21

Signatures.............................................................     22








Item 1.  Financial Statements




                                OXFORD TECHNOLOGIES, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                        ASSETS
                                                                     June 30,       December 31,
                                                                       2008             2007
                                                                   ------------   ---------------
                                                                     US $'000        US $'000
                                                                    (Unaudited)
Current assets:
Cash and cash equivalents.................................          $      144       $     213
Accounts receivable, net of allowance for doubtful
  accounts of $ nil as of Jun 30, 2008 and Dec. 31 2007,
  respectively............................................               8,468           8,424
Inventory.................................................               6,837           5,951
Other current assets......................................               1,200             394
                                                                    -----------     -----------
     Total Current Assets.................................              16,649          14,982

Property and equipment, net of accumulated depreciation
 of $34,444 and $33,687 as of June 30, 2008 and
 December 31, 2007, respectively..........................               14,093         12,857

Other long term assets
Deferred taxation, non-current portion....................                  285            284
Security deposits.........................................                   54             54
                                                                    -----------     -----------
     Total Assets.........................................           $   31,081     $   28,177
                                                                    ============    ===========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance......................         $    4,539     $    3,844
Accounts payable............................................              3,847          3,336
Accounts payable, related party.............................                847            179
Capital leases, current portion.............................                191            198
Taxes payable...............................................                808            592
Accrued expenses and other payables.........................                524            459
Deferred income-grant, current portion......................                107            556
Deferred income-rent, current portion.......................                  -            532
                                                                    ------------    -----------
     Total Current Liabilities..............................             10,863          9,696

Long-term Liabilities:
Deferred income, non-current portion........................              1,016            671
Capital leases, non-current portion.........................              1,214            488
                                                                    ------------    -----------
     Total Long-term Liabilities............................              2,230          1,159

Total Liabilities...........................................             13,093         10,855

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
 authorized, none issued and outstanding....................                  -              -
Common stock, $.0001 par value, 80,000,000 shares
 authorized, 18,564,002 shares issued and outstanding.......                  2              2
Additional paid in capital..................................             33,377         33,377
Accumulated other comprehensive income......................                 92             37
Accumulated deficit.........................................           (15,483)       (16,094)
                                                                    ------------   ------------
Total Stockholders' Equity..................................             17,988         17,322
                                                                    ------------   ------------
     Total Liabilities & Stockholders' Equity...............        $    31,081    $    28,177
                                                                    ============   ============



                             The accompanying notes are an integral part of the condensed consolidated financial statements.







                                    OXFORD TECHNOLOGIES INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE INCOME (UNAUDITED)



                                                        Three-Month Ended       Six-Month Ended
                                                            June 30,                June 30,
                                                     ------------------------ --------------------
                                                          2008      2007         2008      2007
                                                     ------------ ----------- ---------- ---------
(Dollars in thousands except per data share)             US$'000   US$'000      US$'000   US$'000

Net Sales.......................................     $    10,629   $   8,934   $  19,818  $ 17,730
Cost of Sales...................................         (9,083)     (7,974)    (17,031)  (15,768)
                                                     ------------ ----------- ---------- ---------
Gross Profit....................................           1,546         960       2,787     1,962

Operating Expenses
Selling, general and administrative.............           1,428       1,161       2,730     2,358
                                                     ------------ ----------- ----------- --------

Operating Income/(Loss).........................             118       (201)          57     (396)

Other Income and Expenses
Rental income...................................             288         293         576       592
Economic development grant......................              11         139         107       277
Interest income.................................              16          14          36        26
Interest expense................................            (85)        (73)       (165)     (114)
                                                     ------------ -----------  ---------- ---------
Net Income before income tax....................      $      348  $      172   $     611  $    385

Income tax (liability) benefit..................               -           -           -         -
                                                     ------------ -----------  ---------- ---------
Net Income......................................             348         172         611       385
Foreign currency translation....................              47           -          55         -
                                                     ------------	-----------  ----------- --------
Other Comprehensive Income......................             301         172         556       385
                                                     ============ ===========  =========== ========


Basic and diluted income per share..............      $     0.02  $     0.01   $    0.03   $   0.02
                                                     ============ ===========  =========== =========

Weighted average common shares outstanding......      18,564,002   18,564,002  18,564,002 18,564,002
                                                     ============ ===========  ========== ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.











                                    OXFORD TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Six-Months Ended June 30,
                                                              -------------------------------
                                                                   2008            2007
                                                              ---------------   --------------
                                                                  US $'000        US $'000
Cash Flows From Operating Activities:
Net Income................................................     $          611      $      385
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization............................                650             506
 Amortization of grant received...........................              (107)           (277)

Changes in operating assets and liabilities:
 Accounts receivable......................................               (18)         (2,959)
 Inventory................................................              (868)             325
 Other assets.............................................              (802)             499
 Accounts payable.........................................                497           (109)
 Taxes payable............................................                215             283
 Accrued expenses and other payable.......................                 64           (768)
 Deferred income - rent...................................              (533)               -
                                                                --------------   -------------
     Cash provided by (used in) operating activities......              (291)         (2,115)

Cash Flows from Investing Activities:
Purchase of property and equipment........................            (1,843)           (156)
                                                                --------------   -------------
     Cash used in investing activities....................            (1,843)           (156)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance...............                683	          2,379
Principal payments on capital leases......................              (141)            (92)
Payments from RP payable..................................                667               -
Payments of note payable..................................                  -           (138)
Proceeds from capital leases..............................                858	              -
                                                                 -------------   -------------
     Cash provided by financing activities................              2,067           2,149

Effect of exchange rate changes on cash...................                (2)               2
                                                                 -------------   -------------
Increase (Decrease) in cash and cash equivalents..........               (69)           (120)
Cash and Cash Equivalents, Beginning......................       $        213    $        165
                                                                 -------------  --------------
Cash and Cash Equivalents, Ending.........................       $        144    $         45
                                                                 =============  =============


Supplemental Disclosure of Cash Flow Information:
Cash paid for interest....................................       $         30    $         90
                                                                 =============  =============
Cash paid on income taxes.................................       $          -	   $          -
                                                                 =============  =============

Non-cash Investing & Financing Activities:
Equipment obtained under capital lease obligation.........       $        717    $         80
                                                                 =============  =============
Equipment obtained under 100% debt financing..............       $          -    $        220
                                                                 =============  =============




The accompanying notes are an integral part of the condensed consolidated financial statements.








                                OXFORD TECHNOLOGIES INC

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    June 30, 2008


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2007 and 2008 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2008. These financial statements and notes included herein should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

Foreign Currency Translation - The functional currency of the Company's operations in the UK is the British Pound Sterling. The financial statements of the Company were translated to US dollars using quarter-end exchange rates for the balance sheets and weighted average exchange rates for the statements of operations and statements of cash flows. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statements of stockholders' equity in total comprehensive income or loss.

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

Comprehensive Income - The Company's comprehensive income for the six months ended June 30, 2008 and 2007 includes foreign exchange translation gains.

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

Recent Accounting Pronouncements - In December 2007, the FASB issued SFAS No 160 "Non-controlling Interests in Consolidated Financial Statements" -an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

In December 2007, the FASB issued SFAS No 141(Revised) "Business Combinations". The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.
"In March 2008, The FASB issued SFAS No 161 "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No 133". The objective of this statement is that FASB No 133 does not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. This statement improves the transparency of financial reporting. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008.

In May 2008, The FASB issued SFAS No 162 "the Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The board believes it is the entity that is responsible for selecting accounting principles for financial statements. This Statement is effective 60 days following SEC's approval.

In May 2008, The FASB issued SFAS No 163 'Accounting for Financial Guarantee Insurance contracts - an interpretation of FASB Statement No. 60". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) where there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also claries how statement 60 applies to financial guarantee insurance contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting where applicable.

3. CAPITAL LEASES.

The Company leased new Dell computer equipment as of January 2008. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $285.

In January 2008, the Company leased SMT Equipment from Clydesdale Bank Asset Finance. The lease term is for five years and expires in April 2013. At the end of the lease the Company will own the equipment. The agreement carries a stated annual rate of interest of 5% and calls for monthly principal and interest payments of $13,609.

In February 2008, the Company leased new Dell computer equipment. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $572.

In May 2008, the Company leased new Dell computer equipment. The lease runs for a period of 36 months. At the end of the lease the Company will purchase the equipment. The agreement carries a stated annual rate of interest and calls for monthly principal and interest payments of $614.

4. RENTAL INCOME

The Company's subsidiary has sublet surplus space on annual basis for $1,161,810 per year. The original lease term was from July 1, 2002 through June 30, 2004, which was initially extended from July 1, 2004 to June 30, 2008 and has now been further extended to June 30, 2009.




ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS


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

RESULTS OF OPERATIONS

Six month periods ending June 30, 2008 and 2007.

Revenues

Revenues for the six month period ended June 30, 2008 were $19.82 million which is an increase of $2.09 million or 11.8% as compared to $17.73million for the same period in 2007. The majority of this increase is due to sales from a new customer under a contract which started in quarter four 2007, although three of the Company's other major customers also show an increase in sales from the same period last year.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended June 30, 2008, cost of sales was $17.03 million as compared to $15.77 million for the six months ended June 30, 2007. This increase 8.01% is due to increase in sales for the same period. The cost of sales as a percentage of sales decreased to 85.94% or the six months ended June 30, 2008 from 89.0% for the six months ended June 30, 2007 as a result of a greater proportion of higher margin product being shipped in 2008.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses as increased by $372,000 or 15.7% to $2,730,000 for the six months ended June 30, 2008 as compared to $2,358,000 in the same period of the prior year. The increase is as a result of higher spending in 2008 on indirect wages and salaries and associated costs, training, test equipment, marketing and repairs and maintenance costs.

Rental Income and Economic Development Grant

For the period ended June 30, 2008, rental income and economic development grant was $682,000 as compared to $869,000 for the same period of the previous year. Rental income to June 30, 2008 was $16,000 lower than the first six-months of 2007 as a result the amount of unused warehouse space being let to an existing tenant being reduced. For the period June 30, 2008, the economic development grant was amortized in the amount of $106,000 as compared to $277,000 for the same period of the previous year. The reduction is because the amount of grant relating to people and assets are fully amortised.

Interest expenses

Interest expense for the six months ended June 30, 2008 was $129,000 as compared to $88,000 for the same period of the previous year. Although showing a increase year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the six month period ending June 30, 2008, net income was $611,000 as compared to net income of $385,000 for the six month period ending June 30, 2007. This resulted in a basic income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the six month period ended June 30,2008 as compared to basic income per share of $0.02 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company' primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2008, the company had cash and cash equivalents of around $144,000.

For the six months ended June 30, 2008, net cash used in operating activities was ($291,000) as compared to ($2,115,000) used in operating activities in the same period of the prior year. This amount is mainly made up of decreases in "nventory" "ther assets" and "deferred income - rent" and increases in "accounts payable" and "taxes payable".

Net cash provided by financing activities for the six month period ended June 30, 2008 was $2,066,000, as compared to $2,149,000 for the same period of the previous year. The amount of $2,066,000 is made up of increases in "checks in excess of bank", capital leases and related party proceeds.

For the six months ended June 30, 2008, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,163,600 subject to the level of qualifying sales invoiced and a bank overdraft limit of $198,600. Interest rates are calculated with reference to bank base rates. At June 30, 2008, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2008:

Description                       Amount                        Term
--------------------------  --------------   ---------------------------------
Invoice discounting          $  3,862,000   Ongoing until facility terminated
Inter-company Loan           $    847,000
Finance lease agreements     $  1,405,000   Mix of 3 and 5 year term commencing
                                            August 2005 to June 2008
------------------------------------------------------------------------------
      Total                  $  6,114,000
------------------------------------------------------------------------------

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


ITEM 3.   Quantitive & Qualitative Disclosures about Market Risk

There has been no significant change in the Company's exposure to market risk during the first six months of 2008. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.


ITEM 4T.   Controls & Procedures

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.




                              PART II.  OTHER INFORMATION



Item 1.  Legal Information:   None.


Item 1A. Risk Factors:  N/A.


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds:  None.


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.


Item 6.  Exhibits and Reports on From 8-K

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



Oxford Technologies, Inc.



By: /s/Jacinta Sit
------------------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)

August 14, 2008