Form 10-Q/A
period 2008-03-31
OXFORD TECHNOLOGIES INC
filed 2008-08-26
CIK 1169567

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the quarterly period ended March 31, 2008

                                         Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File Number: 0-49854

                           OXFORD TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                    DELAWARE                            04-3615974
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)                         Identification No.)

80 WALL STREET, SUITE 818, NEW YORK, NEW YORK             10005
--------------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

                                  (212) 809-1200
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                COMMON STOCK, $.0001 PAR VALUE
--------------------------------------------------------------------------------
                                     (Title of Class)

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




                             EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 16, 2008 (the "Original Filing").

Due to a revaluation being made on the buildings of the Company's subsidiary, Axiom Manufacturing Services Ltd. ("Axiom"), and included in the asset figure, as well as an adjustment made to Axiom's tax figure and the addition of an asset, being leased from February 2008, the Company has restated its financial statements for the quarter ended March 31, 2008 and recorded the new balances. Except as set forth in the immediately preceding sentence, this Amendment No. 1 does not alter or restate any of the information set forth in the Original Filing.

This Amendment No. 1 continues to speak as of the date of the Form 10-Q filed on May 16, 2008 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings, if any, made with the Commission subsequent to the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.






                           OXFORD TECHNOLOGIES, INC.



                              Table of Contents



                                                                           Pages
                                                                           -----
                       Part I.  Financial Information


Item1.  Financial Statements

  Condensed Consolidated Balance Sheets............................         4-5
  Condensed Consolidated Statements of Operations
    and Comprehensive Income (Loss) (Unaudited)....................           6
  Condensed Consolidated Statements of Cash Flows (Unaudited)......           7
  Notes to Condensed Consolidated Financial Statements (Unaudited).           9

Item 2. Management's Discussion and Analysis or Plan of Operation..          14

Item 3. Quantitative and Qualitative Disclosure about Market Risk..          18

Item 4. Controls and Procedures....................................          18


                       Part II.   Other Information


Item 1.  Legal Proceedings.........................................          20
Item 1A  Risk Factors..............................................          20
Item 2.  Changes in Securities.....................................          20
Item 3.  Defaults upon Senior Securities...........................          20
Item 4.  Submission of Matters to a Vote of Security Holders.......          20
Item 5.  Other Information.........................................          20
Item 6.  Exhibits and Reports on Form 8-K..........................          20

Signatures.........................................................          22









Item 1.  Financial Statements





                                  OXFORD TECHNOLOGIES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)



                                      ASSETS

                                                                   March 31,       December 31
                                                                     2008            2007
                                                               ---------------  ---------------
                                                                   US $'000         US $'000
                                                                  (Restated)
Current assets:
Cash and cash equivalents.................................      $        162      $        213
Accounts receivable, net of allowance for
  doubtful accounts of $ nil as of Mar 31, 2008
  and Dec. 31 2007 respectively...........................             8,900             8,424
Inventory.................................................             6,635             5,951
Other current assets......................................               652               394
                                                                -------------    --------------
     Total Current Assets.................................            16,349            14,982

Property and equipment, net of accumulated depreciation
 of $34,007 and $33,687 as of March 31, 2008 and
 December 31, 2007, respectively..........................            13,996            12,857

Other long term assets
Deferred taxation, non-current portion....................               284               284
Security Deposits.........................................                54                54
                                                                -------------   ---------------
Total Assets..............................................      $     30,683     $      28,177
                                                                =============   ===============



                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance....................       $     5,318      $      3,844
Accounts payable..........................................             4,174             3,336
Accounts payable, related party...........................               178               179
Capital leases, current portion...........................               161               198
Taxes payable.............................................               336               592
Accrued expenses and other payables.......................             1,033               459
Deferred income-grant, current portion....................                95               556
Deferred income-rent, current portion.....................               266               532
                                                                 ------------     -------------
     Total Current Liabilities............................            11,561             9,696

Long-term Liabilities:
Deferred income, non-current portion......................             1,036               671
Capital leases, non-current portion.......................               490               488
                                                                 ------------     -------------
     Total Long-term Liabilities..........................             1,526             1,159

Total Liabilities.........................................            13,087            10,855

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding.................                 -                 -
Common stock, $.0001 par value, 80,000,000 shares
  authorized, 18,564,002 shares issued and outstanding....                 2                 2
Additional paid in capital................................            33,377            33,377
Accumulated other comprehensive income....................                46                37
Accumulated deficit.......................................          (15,829)          (16,094)
                                                                -------------      ------------
Total Stockholders' Equity................................            17,596            17,322
                                                                -------------      ------------
     Total Liabilities & Stockholders' Equity.............       $    30,683       $    28,177
                                                                =============      ============





The accompanying notes are an integral part of the condensed consolidated financial statements.








                                  OXFORD TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND COMPREHENSIVE INCOME (LOSS)
                                        (UNAUDITED)





                                                            Three-Months Ended March 31,
                                                     --------------------------------------
                                                              2008                2007
                                                     -------------------   ----------------
(Dollars in thousands except per share data)                 US$'000            US$'000
                                                            (Restated)


Net Sales.........................................       $        9,195     $        8,725
Cost of Sales.....................................              (7,953)            (7,730)
                                                        ----------------   ----------------
Gross Profit......................................                1,242                995

Operating Expenses
Selling, general and administrative...............                1,302              1,188
                                                        ----------------   ----------------
Operating Income/ (Loss)..........................                 (60)              (193)

Other Income and Expenses
Rental income.....................................                 289                 296
Economic development grant........................                  96                 137
Interest income...................................                  20                  12
Interest expense..................................                (79)                (40)
                                                         ---------------    ---------------
Net Income before income tax benefit/(charge).....                 266                 212

Income tax benefit/ (liability)...................                   -                   -
                                                         ---------------    ---------------
Net Income........................................                 266                 212

Foreign currency translation adjustment...........                   9                 195
                                                         ---------------    ---------------
Comprehensive Income (loss).......................        $        257        $         17
                                                         ===============    ===============


Basic and diluted income per share................        $       0.01        $       0.01
                                                         ===============    ===============
Weighted average common shares outstanding........              18,564              18,564
                                                         ===============    ===============




The accompanying notes are an integral part of the condensed consolidated financial statements.









                               OXFORD TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                           Three-Months Ended March 31,
                                                        ----------------------------------
                                                              2008             2007
                                                        ----------------  ----------------
                                                             US $'000         US $'000
                                                            (Restated)

Cash Flows from Operating Activities:
Net Income............................................     $         266     $         212
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
  Depreciation and amortization.......................               300               247
  Amortization of grant received......................              (95)             (137)

Changes in operating assets and liabilities:
 Accounts receivable..................................             (473)           (2,672)
 Inventory............................................             (681)             (441)
 Other assets.........................................             (256)                81
 Accounts payable.....................................               834               733
 Taxes payable........................................             (256)              (67)
 Accrued expenses and other payable...................               574             (156)
 Deferred income - rent...............................             (266)                 -
                                                           --------------     -------------
     Cash used in operating activities................              (53)           (2,200)

Cash Flows from Investing Activities:
Purchase of property and equipment....................           (1,410)              (88)
                                                           --------------    --------------
     Cash used in investing activities................           (1,410)              (88)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance...........             1,473             2,344
Principal Payments on capital leases..................              (58)             (114)
Payments from RP payable..............................               (2)                 -
Repayment from note payable...........................                 -              (35)
                                                           --------------    --------------
     Cash provided by financing activities............             1,413             2,195

Effect of exchange rate changes on cash...............                 1               (7)
                                                           --------------    --------------
Increase (Decrease) in cash and cash equivalents......              (49)             (100)
Cash and Cash Equivalents, Beginning..................               213               165
                                                           --------------    --------------
Cash and Cash Equivalents, Ending.....................      $        162     $          65
                                                           ==============    =============


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest................................      $         30     $          30
                                                           ==============    =============
Cash paid on income taxes.............................      $          -     $           -
                                                           ==============    =============

Non-cash Investing & Financing Activities:

Equipment obtained under capital lease obligation.....      $        379     $          33
                                                           ==============    ==============
Equipment obtained under 100% debt financing..........      $          -     $         213
                                                           ==============    ==============



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

At the time Great Admirer acquired Axiom in April 2002; Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore no costs incurred by Axiom were recorded in the accounts of Axiom.

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

Recent Accounting Pronouncements - In February 2007, the FASB issued SFAS
No 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A Business entity shall report unrealized gains and losses on items for which the fair option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No 160 "Noncontrolling Interests in Consolidated Financial Statements" - an amendment of ARB No 51. The objective of this statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement is effective as of the beginning of an entity's first fiscal year that begins after December 15, 2008.

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

3. RESTATEMENT

Due to a revaluation being made on the buildings of Axiom Manufacturing Services and included in the asset figure, as well as an adjustment made to our tax figure and the addition of an asset, being leased from February, we have restated our financial statements for the three months ended March 31, 2008 and recorded the new balances.

The following are the restated consolidated balance sheets as of March 31, 2008; consolidated statement of operations and comprehensive income for the three months ended March 31, 2008 and consolidated statement of cash flows for the three months ended March 31, 2008:



                             OXFORD TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                        ASSETS
                                                                March 31,
                                                       --------------------------------
                                                              2008            2008
                                                       -----------------   ------------
                                                            US $'000        US $'000
                                                           (Restated)      (Original)

Current assets:
Cash and cash equivalents...........................     $          162     $      162
Accounts receivable, net allowance for
   doubtful accounts of $ nil as of Mar 31, 2008
   and Dec. 31 2007 respectively....................              8,900          8,900
Inventory...........................................              6,635          6,635
Other current assets................................                652            652
                                                          -------------    ------------
     Total Current Assets...........................             16,349         16,349

Property and equipment, net of accumulated depreciation
 of $34,007 and $33,687 as of March 31, 2008 and
 December 31, 2007, respectively.....................            13,997         15,560

Other long term assets
Deferred taxation, non-current portion...............               284            284
Security Deposits....................................                54             54
                                                          -------------   ------------
     Total Assets....................................      $     30,683    $    32,247
                                                          =============   =============



                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance................      $    5,318     $     5,318
Accounts payable......................................           4,174		   4,174
Accounts payable, related party.......................             178             178
Capital leases, current portion.......................             161             161
Taxes payable.........................................             336             515
Accrued expenses and other payables...................           1,033             890
Deferred income-grant, current portion................              95              95
Deferred income-rent, current portion.................             266             266
                                                           ------------    ------------
     Total Current Liabilities........................          11,561          11,597

Long-term Liabilities:
Deferred income, non-current portion..................           1,036           1,036
Capital leases, non-current portion...................             490             490
                                                           ------------    ------------
     Total Long-term Liabilities......................           1,526           1,526

Total Liabilities.....................................          13,087          13,123

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding..............              -               -
Common stock, $.0001 par value, 80,000,000 shares
  authorized, 18,564,002 shares issued and outstanding.              2               2
Additional paid in capital.............................         33,377          33,377
Accumulated other comprehensive income.................             46           1,574
Accumulated deficit....................................       (15,829)        (15,829)
                                                           ------------    ------------
Total Stockholders' Equity.............................         17,596          19,124
                                                           ------------    ------------
     Total Liabilities & Stockholders' Equity..........    $    30,683     $    32,247
                                                           ============    ============




The accompanying notes are an integral part of the condensed consolidated financial statements.









                                 OXFORD TECHNOLOGIES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS) (UNAUDITED)



                                                      Three-Months Ended March 31,
                                                    --------------------------------
                                                            2008          2008
                                                    ----------------  ---------------
(Dollars in thousands except per share data)             US$'000         US$'000
                                                        (Restated)      (Original)


Net Sales.......................................     $         9,195   $       9,195
Cost of Sales...................................             (7,953)         (7,953)
                                                     ---------------   --------------
Gross Profit....................................               1,242           1,242

Operating Expenses
Selling, general and administrative.............               1,302           1,302
                                                     ---------------   --------------
Operating Income/ (Loss)........................                (60)            (60)

Other Income and Expenses
Rental income...................................                 289             289
Economic development grant......................                  96              96
Interest income.................................                  20              20
Interest expense................................                (79)            (79)
                                                      ---------------  --------------
Net Income before income tax benefit/(charge)...                 266             266

Income tax benefit/(liability)..................                   -               -
                                                      ---------------  --------------
Net Income......................................                 266             266

Foreign currency translation adjustment.........                   9           1,536
                                                      ---------------  --------------
Comprehensive Income (loss).....................       $         257    $     (1,270)
                                                      ===============  ==============


Basic and diluted income per share..............       $        0.01    $        0.01
                                                      ===============  ==============
Weighted average common shares outstanding......              18,564           18,564
                                                      ===============  ==============





The accompanying notes are an integral part of the condensed consolidated financial statements.







                                 OXFORD TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                          Three-Months Ended March 31,
                                                    --------------------------------------
                                                             2008            2008
                                                    ------------------   -----------------
                                                           US $'000          US $'000
                                                          (Restated)        (Original)


Cash Flows from Operating Activities:
Net Income.........................................   $          266      $         266
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization.....................              300                 300
 Amortization of grant received....................             (95)                (95)
 Revaluation of Building...........................                -             (1,565)

Changes in operating assets and liabilities:
 Accounts receivable...............................            (473)               (473)
 Inventory.........................................            (681)               (681)
 Other assets......................................            (256)                   -
 Accounts payable..................................              834                 834
 Taxes payable.....................................            (256)                (77)
 Accrued expenses and other payable................              574                 175
 Deferred income - rent............................            (266)               (266)
                                                       --------------      -------------
      Cash used in operating activities............             (53)             (1,582)

Cash Flows from Investing Activities:
Purchase of property and equipment.................          (1,410)             (1,410)
                                                       --------------      -------------
     Cash used in investing activities.............          (1,410)             (1,410)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance........            1,473               1,473
Principal Payments on capital leases...............             (58)                (58)
Payments from RP payable...........................              (2)                 (2)
Changes in Accumulated comprehensive income........                -               1,586
                                                        -------------       ------------
     Cash provided by financing activities.........            1,413               2,999

Effect of exchange rate changes on cash............                1                (58)
                                                        -------------       -------------
Increase (Decrease) in cash and cash equivalents...             (49)                (51)

Cash and Cash Equivalents, Beginning...............     $        213        $        213
                                                        -------------       -------------
Cash and Cash Equivalents, Ending..................     $        162        $        162
                                                        =============       =============


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest.............................      $        30        $         30
                                                        =============       =============
Cash paid on income taxes..........................      $         -        $          -
                                                        =============       =============

Non-cash Investing & Financing Activities:

Equipment obtained under capital lease obligation..      $        379        $         24
                                                        =============       =============
Equipment obtained under 100% debt financing.......      $          -        $          -
                                                        =============       =============




The accompanying notes are an integral part of the condensed consolidated financial statements.



4. CAPITAL LEASES.

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


RESULTS OF OPERATIONS

Three month periods ending March 31, 2008 and 2007.

Revenues

Revenues for the three month period ended March 31, 2008 were $9.20 million which is an increase of $0.47 million or 5.4% as compared to $8.73million for the same period in 2007.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended
March 31, 2008, costs of sales were $7.95 million as compared to $7.73 million for the three months ended March 31, 2007. This increase (2.9%) is due to increase in sales for the same period. The cost of sales as a percentage of sales decreased to 86.5% for the three months ended March 31, 2008 from 88.6% for the three months ended March 31, 2007 as a result of a greater proportion of higher margin product being shipped in 2008.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses as increased by $114,000 or 9.6% to $1,302,000 for the three months ended
March 31, 2008 as compared to $1,188,000 in the same period of the prior year. The increase is as a result of higher spending in 2008 on, indirect wages and salaries and associated costs, rental of a new SMT line, legal and professional fees and sundry freight.

Rental Income and Economic Development Grant

For the quarter ended March 31, 2008, rental income and economic development grant was $385,000 as compared to $433,000 for the same period of the previous year. Rental income to March 31, 2008 was $7,000 lower than the first quarter of 2007 as a result the amount of unused warehouse space being let to an existing tenant being reduced. For the period March 31, 2008, the economic development grant was amortized in the amount of $96,000 as compared to $137,000 for the same period of the previous year.

Interest expenses

Interest expenses for the three months ended March 31, 2008 was $79,000 as compared to $40,000 for the same period of the previous year. Although showing an increase year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

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

For the three months ended March 31, 2008, net cash used in operating activities was ($53,000) as compared to ($2,200,000) used in operating activities in the same period of the prior year.

Net cash provided by financing activities for the three month period ended March 31, 2008 was $1,413,000, as compared to ($2,195,000) for the same period of the previous year.

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

The following summarizes our debt and other contractual obligations at March 31, 2008:

Description                   Amount                   Term
------------------------  --------------   -----------------------------------
Invoice discounting        $ 3,868,000     Ongoing until facility terminated
Inter-company Loan         $    82,000
Finance lease agreements   $   651,000   	 Mix of 5 and10 year term commencing
                                           August 2005 to March 2007
------------------------------------------------------------------------------
      Total                $ 4,601,000
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


Not required for smaller reporting companies.



ITEM 4.   Controls & Procedures

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



PART II.  OTHER INFORMATION



Item 1.  Legal Information:   None.



Item 1A. Risk Factors: Not required for the Company.



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



Oxford Technologies, Inc.


By: /s/Jacinta Sit
---------------------------------------------------------
Jacinta Sit, President and Chief Financial Officer
(Principal executive officer and principal financial officer)


August 26, 2008