Form 10-Q
period 2008-09-30
OXFORD TECHNOLOGIES INC
filed 2008-11-19
CIK 1169567

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549


                                        FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                    Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-49854

                            OXFORD TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                    04-361597
-------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or  organization)

          80 WALL STREET, SUITE 818, NEW YORK, NEW YORK        10005
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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of November 17, 2008, 18,564,002 shares of common stock were outstanding.





                             OXFORD TECHNOLOGIES, INC.


                               Table of Contents



											      Pages
Part I. Financial Information                                          -------

Item1.  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited)................       4-5
   Condensed Consolidated Statements of Operations
    and Comprehensive Income(Unaudited).............................         6
   Condensed Consolidated Statements of Cash Flows (Unaudited)......         7
   Notes to Unaudited Condensed Consolidated Financial Statements...         8

Item 2. Management's Discussion and Analysis or Plan of Operation...        13

Item 3. Quantitative and Qualitative Disclosure about Market Risk...        17

Item 4. Controls and Procedures.....................................        17


Part II.   Other Information

Item 1.  Legal Proceedings..........................................        17
Item 1A  Risk Factors...............................................        17
Item 2.  Changes in Securities......................................        17
Item 3.  Defaults Upon Senior Securities............................        17
Item 4.  Submission of Matters to a Vote of Security Holders........        17
Item 5.  Other Information..........................................        17
Item 6.  Exhibits and Reports on Form 8-K...........................        17

Signatures..........................................................        18








Item 1.  Financial Statements



                                OXFORD TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                September 30,       December 31,
                                                                    2008               2007
                                                               --------------     --------------
                                                                  US $'000           US $'000
                                                                 (Unaudited)

Current assets:
Cash and cash equivalents.................................      $       1,587      $        213
Accounts receivable, net of allowance for
  doubtful accounts of $ nil as of Sept 30, 2008
   and Dec. 31 2007 respectively..........................              5,013             8,424
Inventory.................................................              6,172             5,951
Other current assets......................................                839               394
                                                                -------------      ------------
     Total Current Assets.................................             13,611            14,982

Property and equipment, net of accumulated depreciation
 of $31,123 and $33,687 as of September 30, 2008 and
 December 31, 2007, respectively..........................             12,749            12,857

Other long term assets
Deferred taxation, non-current portion....................                255               284
Security deposits.........................................                 41                54
                                                                --------------    --------------
Total Assets..............................................       $     26,656      $     28,177
                                                                ==============    ==============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Checks drawn in excess of bank balance....................       $        867      $      3,844
Accounts payable..........................................              2,922             3,336
Accounts payable, related party...........................                712               179
Capital leases, current portion...........................                100               198
Taxes payable.............................................                775               592
Accrued expenses and other payables.......................              1,218               459
Deferred income-grant, current portion....................                 96               556
Deferred income-rent, current portion.....................                  -               532
                                                                --------------    -------------
     Total Current Liabilities............................              6,690             9,696

Long-term Liabilities:
Deferred income, non-current portion......................                900               671
Capital leases, non-current portion.......................              1,275               488
Long Term Loan............................................              1,461                 -
                                                                --------------    --------------
     Total Long-term Liabilities..........................              3,636             1,159

Total Liabilities.........................................             10,326            10,855

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding.................                  -                 -
Common stock, $.0001 par value, 80,000,000 shares
  authorized, 18,564,002 shares issued and outstanding....                  2                 2
Additional paid in capital................................             33,377            33,377
Accumulated other comprehensive income/(loss).............            (1,818)                37
Accumulated deficit.......................................           (15,231)          (16,094)
                                                                -------------      -------------
Total Stockholders' Equity................................             16,330            17,322
                                                                -------------      -------------
     Total Liabilities & Stockholders' Equity.............       $     26,656       $    28,177
                                                                =============      =============



                       The accompanying notes are an integral part of
                      the condensed consolidated financial statements.






                                 OXFORD TECHNOLOGIES INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                     (UNAUDITED)



                                                       Three-Month Ended       Nine-Month Ended
                                                           Sept 30,               Sept 30,
                                                    ------------------------  ---------------------
                                                         2008       2007         2008       2007
                                                    ------------  ----------  ---------- -----------
(Dollars in thousands except per data share)          US$'000      US$'000     US$'000      US$'000

Net Sales......................................     $      8,419  $    8,232   $  28,237  $   26,115
Cost of Sales..................................          (7,273)     (7,189)    (24,304)    (23,092)
                                                    ------------  ----------  ----------- -----------
Gross Profit...................................            1,146       1,043       3,933       3,023

Operating Expenses
Selling, general and administrative............            1,169       1,241       3,899       3,618
                                                    ------------  ----------- ----------- -----------
Operating Income/(Loss)........................             (23)       (198)          34       (595)

Other Income and Expenses
Rental income..................................              293         303         869         900
Economic development grant.....................               35         140         141         419
Interest income................................               27          27          63          53
Interest expense...............................             (79)        (69)       (244)       (184)
                                                    ------------  ----------- ----------- -----------
Net Income before income tax...................      $       253  $      203   $     863   $     593

Income tax (liability) benefit.................                -           -           -           -
                                                    ------------- ----------- ----------- -----------
Net Income.....................................              253         203         863         593
Foreign currency translation...................          (1,911)           -     (1,855)           -
                                                    -------------	----------- ----------- -----------
Other Comprehensive Income/(loss)..............          (1,658)         203       (992)         593
                                                    ============ 	=========== =========== ===========

Basic and diluted income per share.............     $      0.01   $     0.01  $     0.05   $    0.03
                                                    ============  =========== =========== ===========

Weighted average common shares outstanding.....      18,564,002   18,564,002  18,564,002  18,564,002
                                                    ============  =========== =========== ===========


                           The accompanying notes are an integral part of
                          the condensed consolidated financial statements.







                                 OXFORD TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                            Nine-Months Ended September 30,
                                                                  2008           2007,
                                                            ---------------  -------------
                                                               US $'000         US $'000
                                                            ---------------  --------------
Cash Flows From Operating Activities:
Net Income.............................................      $         863    $        593
Adjustments to reconcile net income to net cash
 Provided by (used in) operating activities:
  Depreciation and amortization........................                979             760
  Amortization of grant received.......................              (115)           (419)
Changes in operating assets and liabilities:
Accounts receivable....................................              2,779          (1,816)
Inventory..............................................              (910)            (116)
Other current assets...................................              (529)            (195)
Accounts payable.......................................               (82)            (600)
Taxes payable..........................................                268              302
Accrued expenses and other payable.....................                883              198
Deferred income - rent.................................              (520)                -
                                                             -------------   --------------
     Cash provided by (used in) operating activities...              3,616          (1,293)

Cash Flows from Investing Activities:
Purchase of property and equipment.....................            (2,305)            (320)
                                                             --------------  --------------
     Cash used in investing activities.................            (2,305)            (320)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance............            (2,820)            1,755
Principal payments on capital leases...................              (256)            (108)
Proceeds from RP payable...............................                593                -
Principal payments on notes payable....................                  -            (177)
Proceeds from long term loan...........................              1,461                -
Proceeds from capital leases...........................              1,085                -
                                                             --------------  --------------
     Cash provided by financing activities.............                 63            1,470

Effect of exchange rate changes on cash................                  -               16
                                                             --------------  --------------
Increase (Decrease) in cash and cash equivalents.......              1,374            (127)
Cash and Cash Equivalents, Beginning...................      $         213   $          165
                                                             --------------  --------------
Cash and Cash Equivalents, Ending......................      $       1,587   $           38
                                                             =============   ==============


Supplemental Disclosure of Cash Flow Information
Cash paid for interest.................................      $           -    $          90
                                                             =============   ==============
Cash paid on income taxes..............................                  -                -
                                                             =============   ==============

Non-cash Investing & Financing Activities
Equipment obtained under capital lease obligation......      $           -    $          80
                                                             =============   ==============
Equipment obtained under 100% debt financing...........      $           -	$       (123)
                                                             =============   ==============


                        The accompanying notes are an integral part of
                       the condensed consolidated financial statements.






                             OXFORD TECHNOLOGIES INC

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 2008


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

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom owned by Great Admirer Limited ("Great Admirer"), a Hong Kong Corporation. The Company as the legal acquirer was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly owned subsidiary and Great Admirer became the controlling stockholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiary, Axiom.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2007 and 2008 are not necessarily indicative of the results that may be accepted for the year ending December 31, 2008. These financial statements and notes included herein should be read in conjunction with the company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowances. All revenues generated and the associated cost of sales incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2008, with 99% of revenues coming from this source in 2007 with the remaining percentage of revenue and cost of sales relating to the provision of a market return and repair service.

Trade Receivables - Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with and financial status of our customers.

Inventory - Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded.

                                Sept 30, 2008      Dec 31, 2007
                               ---------------   -----------------

      Raw Materials             $  3,339,000      $   5,492,000
      Work in Progress          $  2,352,000      $     459,000
      Finished Goods            $    481,000      $           -
                               --------------    ---------------
      Total Inventory           $  6,172,000      $   5,951,000
                               -------------     ---------------

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

In May 2008, The FASB issued SFAS No 163 "Accounting for Financial Guarantee Insurance contracts - an interpretation of FASB Statement No. 60". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) where there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also claries how statement 60 applies to financial guarantee insurance contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

None of the above new pronouncements has current application to the Company but will be implemented in the Company's future financial reporting where applicable.

3. LONG TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Long Term Loan

The long term loan is on the basis of a promissory note. The whole amount is repayable on 31 December 2009.




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

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank cheque company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited ("Axiom") with the issuance and exchange of 13,562,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under accounting principles generally accepted in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "acquirer" for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial statements and other information of Axiom and requires a retroactive restatement of Axiom historical stockholders' investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

     o  Medical devices
     o  Industrial control equipment
     o  Domestic appliances
     o  Computer and related products
     o  Testing and instrumentation products
     o  Ministry of Defence products

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

RESULTS OF OPERATIONS

Nine month periods ending September 30, 2008 and 2007.

Revenues

Revenues for the nine month period ended September 30, 2008 were $28.24 million which is an increase of $2.12 million or 8.1% as compared to $26.12 million for the same period in 2007. The majority of this increase is due to sales from a new customer under a contract which started in quarter four 2007, although three of the Company's other major customers also show an increase in sales from the same period last year.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ended September 30, 2008, cost of sales was $24.30 million as compared to $23.09 million for the nine months ended September 30, 2007. This increase 5.25% is due to increase in sales for the same period. The cost of sales as a percentage of sales decreased to 86.07% for the nine months ended September 30, 2008 from 88.42% for the nine months ended September 30, 2007 as a result of a greater proportion of higher margin product being shipped in 2008.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses as increased by $0.281 million or 7.77% to $3.899 million for the nine months ended September 30, 2008 as compared to $3.618 million in the same period of the prior year. The increase is as a result of higher spending in 2008 on indirect wages and salaries and associated costs, training, test equipment, marketing and repairs and maintenance costs.

Rental Income and Economic Development Grant

For the period ended September 30, 2008, rental income and economic development grant was $1.01 million as compared to $1.319 million for the same period of the previous year. Rental income to September 30, 2008 was $0.31 million lower than the first nine-months of 2007 as a result the amount of unused warehouse space being let to an existing tenant being reduced. For the period
September 30, 2008, the economic development grant was amortized in the amount of $0.141 million as compared to $0.419 million for the same period of the previous year. The reduction is because the amount of grant relating to people and assets are fully amortised.

Interest expenses

Interest expense for the nine months ended September 30, 2008 was $0.244 million as compared to $0.184 million for the same period of the previous year. Although showing a increase year on year, this is attributable to a movement in the US dollar against the British pound. Without the currency movement, interest expenses would be unchanged and reflect similar levels of borrowing year on year.

Net Income

As a result of the factors discussed above, for the nine month period ending September 30, 2008, net income was $0.863 million as compared to net income of $0.593 million for the nine month period ending September 30, 2007. This resulted in a basic income per share of $0.05 on weighted average common shares outstanding of 18,564,002 for the nine month period ended September 30, 2008 as compared to basic income per share of $0.03 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2008, the company had cash and cash equivalents of around $1.587 million.

For the nine months ended September 30, 2008, net cash provided by operating activities was $3.307 million as compared to ($1.293 million) used in operating activities in the same period of the prior year. This amount is mainly made up of increases in "accounts receivable" and decreases in "accounts payable".

Net cash provided by financing activities for the nine month period ended September 30, 2008 was $0.18 million, as compared to $1.519 million for the same period of the previous year. The amount of $0.18 million is made up of decreases in "checks in excess of bank" and increases in "capital leases" and "loans payable".

For the nine months ended September 30, 2008, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5.164 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $198,600. Interest rates are calculated with reference to bank base rates. At September 30, 2008, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2008:

Description                  Amount                        Term
------------------------ -------------- --------------------------------------
Invoice discounting       $ 1,730,000   Ongoing until facility terminated
Inter-company Loan        $   712,000
Finance lease agreements  $ 1,375,000   Mix of 3 and 5 year term commencing
                                        August 2005 to September 2008
Long term loan            $ 1,461,000   Payable in full on December 31, 2009
------------------------------------------------------------------------------
     Total                $ 5,278,000
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


ITEM 3.   Quantitive & Qualitative Disclosures about Market Risk

There has been no significant change in the Company's exposure to market risk during the first nine months of 2008. For a discussion of the Company's exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosure about Market Risk contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, incorporated herein by reference.


ITEM 4.   Controls & Procedures

Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of September 30, 2008.

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.



                       PART II.  OTHER INFORMATION


Item 1.  Legal Information:   None.

Item 1A. Risk Factors:  N/A

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


November 18, 2007