Form 10-K
period 2008-12-31
OXFORD TECHNOLOGIES INC
filed 2009-04-23
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31 2008

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-49854

OXFORD TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3615974
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

80 WALL STREET, SUITE 818, NEW YORK, NEW YORK             10005

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

Large accelerated filer   [    ]   Accelerated filer [   ]      Non-accelerated filer [   ]    Smaller Reporting Company [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity:  As of April 15, 2009, 18,564,002 shares of common stock were outstanding.

OXFORD TECHNOLOGIES INC.

Table of Contents

		Page

PART I.
Item 1.	Description of Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	16
Item 2.	Description of Properties	16
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II.
Item 5.	Market for Comon Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis or Plan of Operations	18
Item 8.	Financial Statements and Supplementary Data	27
Item 8A.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
Item 9B.	Other Information	28

PART III.
Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	32
Item 13.	Certain Relationships and Related Transactions	33
Item 14.	Principal Accountant Fees and Services	33

PART IV.
Item 15.	Exhibits and Financial Statements Schedules	34

	Signatures	35

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

On January 24, 2003, Waywood Investment Ltd. (“Waywood”) entered into a Stock Purchase Agreement with Great Admirer Limited, a Hong Kong corporation, ("Great Admirer"), pursuant to which Great Admirer acquired 85%, or 4,250,000 shares, of our then issued and outstanding common stock from Waywood.

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

Description of the Business

The Company, through its subsidiary Axiom, provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

o   Medical devices

 o   Industrial control equipment

 o   Domestic appliances

o   Computer and related products

 o   Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM's contract with Axiom is for Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support.  In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or products. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements.  Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

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

Engineering and Design  The Company offers engineering, design, prototyping and related services that help its customers design their products for optimal manufacturing and testing. The Company's electrical, mechanical and packaging engineers provide customers with circuit design, printed circuit board layout, mechanical and test fixture design services. The Company also provides design for procurement, design for manufacture and design for test services. The Company's design for procurement service identifies areas where the overall cost of the customers' products can be reduced through lower material costs and effective inventory management. The Company's design for manufacture service seeks to achieve defect-free and cost-effective product designs, reduce the product development cycle, create high initial production yields and establish superior product quality. The design for test service focuses on achieving the highest level of fault detection and isolation before products are shipped.

Materials Procurement and Management   Materials procurement and management consists of planning, purchasing, expediting and warehousing of components and materials. The company's inventory management and volume procurement capability contributes to cost reductions and reduces overall cycle times.

Product Assembly and System Integration  The Company offers assembly and manufacturing services which include assembly of electronic subsystems of final product as well as final assemblies incorporating printed circuit board assemblies, complex electromechanical subassemblies, enclosures, power supplies and other components. In addition, the Company's ability to build and configure product to order enables it to postpone final configuration of the customers' product until the end-user specifications are received, thus reducing finished inventory levels for both the Company and its customers. The Company builds a wide range of final products and believes it is well placed to take advantage of the anticipated acceleration in outsourcing of final product assembly and integration.

Testing  The Company offers computer-aided testing of assembled printed circuit boards, subassemblies and finished product, which contributes significantly to its ability to deliver high-quality products on a consistent basis. Its test capabilities include manufacturing defect analysis, in circuit tests to check the integrity of the circuits within the board, and functional tests using its own custom designed test equipment and software or equipment and software supplied by its customers. The Company can also provide environmental stress tests of circuit boards and finished products and works with its customers to develop test strategies.

Logistics and Distribution  The Company configures and ships customers' products, provides final product packaging and distribution services for completed products as well as direct order fulfillment. It is increasingly delivering final product directly to its customers' distribution channels and to its customers' end-users. The Company believes that these services complement its comprehensive manufacturing solution, and enables its customers to be more responsive to changing market demands and enables them to get their product to market more efficiently and at a lower total cost.

After-Market Services  The Company provides a range of after-market services, including repair, refurbishment, re-manufacturing, system upgrades and spare part manufacture. These services are supported by specific information systems and testing technologies and can be tailored to meet the requirements of each customer.

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

Focus on high-end products in high growth sectors.  The Company as a relative newcomer to the OEM market place has positioned itself as a supplier of low volume, high added value services in niche markets. Its customers typically fall in the consumer, industrial, military, office equipment and medical sectors with the products manufactured ranging from easy to assemble low cost high volume products for the consumer market to complicated, state of the art, mission critical electronic hardware. The Company's ability to offer both of these services enables it to maintain and expand its customer base.

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

Marketing and Customers

The Company's customer base is primarily in the United Kingdom.  The Company markets its services through selective media advertising, telemarketing, leveraging its contacts in the supply chain and direct contact by sales staff. The following table shows the percentages of the Company's sales by industry sector for the last two years.

Year ended December 31,	2008	2007
	%	%
Computers & peripherals	-	3.0
Consumer	2.0	16.3
Aerospace	18.0	5.0
Medical	40.0	39.6
Industrial	40.0	36.1

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply.  For the year ended December 31, 2008, and 2007, there was one supplier who accounted for more than 10% of the Company's purchases.

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

Research and Development

For the year ended December 31, 2008, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog

We do not believe that a backlog as of any particular date is indicative of future results. Because customers may cancel or reschedule deliveries during the agreement term to reflect changes in the customer’s needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Patents and Trademarks

We do not own any patents or trademarks.

Competition

The electronic manufacturing services industry is highly competitive. A number of the Company's competitors are substantially larger, have greater financial, operating, manufacturing and marketing resources and have a broader geographic breadth and range of services. As more OEM’s dispose of their manufacturing assets and increase their use of outsourcing, the Company faces increasing pressure to grow its business in order to maintain its competitive position.

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

Employees

The Company currently has 202 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

Risks Related to Our Business

WE HAVE EXPERIENCED LOSSES IN THE PAST, AND WE MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

Although we generated net income of $608,000 for December 31, 2008 and net income of $1,159,000 for the year ended December 31, 2007, our accumulated deficit as of December 31, 2008 was $15.5 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

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

A substantial portion of our revenues has been derived from our five largest customers, three of them accounted for 10% or more of our total sales. For the years ended December 31 2008 and 2007 sales to those five largest customers accounted for approximately 90%, 81% and 80% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

Risks Related to Investment in Our Securities

OUR PRINCIPAL STOCKHOLDER CONTROLS A SUBSTANTIAL PORTION OF OUR COMMON STOCK; INVESTORS WILL HAVE LITTLE CONTROL OVER OUR MANAGEMENT OR OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company's principal operating offices, engineering and manufacturing facilities are situated on approximately 18.77 acres of land located in Technology Park, Newbridge in South Wales, the United Kingdom. The Company’s subsidiary owns the above-mentioned property. The gross internal area is approximately 307,000 square feet. The Company believes that its property is suitable and adequate for its present and proposed needs. The Welsh Assembly holds a legal charge over land and buildings.

The Company's subsidiary has subleased certain of its spaces on annual basis for $940,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2009.

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

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Holders

As of December 31, 2008, there were 357 holders of record for our common shares. We have only one class of stock outstanding.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Delaware Revised Statutes, however, do prohibit us from declaring dividends, after giving effect to the distribution of the dividend: (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any compensation plan under which equity securities are authorized for issuance.

Transfer Agent

Our transfer agent is Integrity Stock Transfer, 2920 N Green Valley Parkway, Building 5, Suite 527, Henderson, NV 89014.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

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

Overview

The Company was incorporated in the State of Delaware on March 8, 2002, as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Ltd. ("Axiom") with the exchange and issuance of 13,564,002 shares of the Company's common stock (the "Merger"). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under generally accepted accounting principles in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the "Acquirer" for financial reporting purposes as its stockholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial and other information concerning Axiom, and requires a retroactive restatement of Axiom's historical stockholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company's consolidated financial statements present the results of operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003, under the purchase method of accounting.  Subsequent to February 12, 2003, the Company's operations reflect the combined operations of the former Oxford and Axiom.

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

On July 29, 2008 the company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”).

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

    o     Medical devices

    o     Industrial control equipment

    o     Domestic appliances

    o     Ministry of Defence products

    o     Computer and related products

    o     Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition that that typically provided by the OEM's own manufacturing operation. OEM contracts with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases, Axiom builds products that carry the brand name of its customers. Substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers finished products.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year Ended December 31,	2008		2007
	US $'000		US $'000
	Amount	%	Amount	%
Net Sales	$32,685	100.0	$35,051	100.0
Cost of sales	29,050	88.9	30,804	87.9
Gross profit	3,635	11.1	4,247	12.1
Operating expenses	5,110	15.6	4,520	12.9
Operating income (loss)	(1,475)	(4.5)	(273)	(0.8)
Other income and expenses	2,066	6.3	1,586	4.5
Income (loss) before income taxes	591	1.8	1,313	3.7
Income tax (expense) benefit	17	0.1	(154)	(0.4)
Net income (loss)	$608	1.9	$1,159	3.3

The final results show that there was a slight drop in income between 2008 and 2007, but the gross profit margin is consistent with last year.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

Revenues for the year ended December 31, 2008 were $32.7 million representing a decrease of $2.37 million, or 6.8%, as compared to $35.1 million for the year ended December 31, 2007. In 2007 Ideal boilers moved their products to off shore manufacturing adding to additional loss in sales. The number of customers remained constant at 22 as of December 31, 2008.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the year ended December 31, 2008 the Company's cost of sales was $29.1 million as compared to $30.8 million for the year ended December 31 2007 which was a decrease of $1.7 million, or 5%. The Company attributes this decrease mainly to a decrease in sales. The cost of sales as a percentage of sales has remained constant at 89% between the years ended December 31, 2008 and 2007.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $5.11 million in 2008 as compared to $4.52 million in 2007, an increase of $.59 million, or 13.1%.

The increased level of expenditures in 2008 is due to higher spending on recruitment, indirect wages and salaries, rental of a new SMT line, certification fees, sundry freight and car expenses.

Rental Income and Economic Development Grant

For the year ended December 31, 2008, the Company's rental income decreased by $95,000 to $1,110,000 compared with $1,205,000 for the same period of the previous year. The decrease in rental income was as a result of a reduction in the agreed letting fee with one of the existing tenants.

For the year ended December 31, 2008, the government economic development grant was amortized in the amount of $1,185,000 as compared to $562,000 for the year ended December 31, 2007. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

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

The $4.7million was paid over in July 2002 as cash into Axiom's bank account following the securing of 180 jobs and defraying the planned capital expenditure. Followed by a further $392,000 in September 2006. Failure to maintain at least 180 full time jobs will lead to part or all of the grant being repaid. The Welsh Assembly government may require the grant to be repaid under the following circumstances for a period starting with final payment of the grant and ending either 18 months later, or 5 years after the first payment of grant whichever is longer under the following circumstances:

 1.    If progress to the job target is not satisfactory (initial 180 jobs and then a further 35 jobs);

 2.   If the number of jobs created/safeguarded is not maintained;

 3.   The Company becomes insolvent or makes a voluntary agreement with its creditors or goes into liquidation or takes or suffers any steps preparatory to winding up the Company or the appointment of an Administrator, Liquidator or Receiver or commits or suffers any act equivalent to the foregoing;

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

Interest Income

There is interest income for year ending December 31, 2008 of $80,000 compared to interest income for year ending December 31, 2007, of $81,000.

Interest Expense

Interest expense for the year ended December 31 2008, was $309,000 which shows an increase of $47,000 or 18% compared to $262,000 for the year ended December 31, 2007.

Net Income

As a result of the factors discussed above, the Company reported net income of $.61million for the year ended December 31 2008, as compared to a net income of $1.2 million for the previous year. This resulted in basic and diluted net income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2008, as compared to net income per share of $0.06 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2007.

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

Our cash and cash equivalents totaled $1.45million and $.21 at December 31, 2008, and 2007, respectively.

Operating activities.   During the twelve months ended December 31, 2008, operating activities provided $1.7million compared to using $3.0million in 2007. The cash mainly came from an increase in collections of receivables during 2008.

Investing activities.  Cash used by investing activities totaled $2.3 million for the twelve months ended December 31, 2008 compared to $.655 million in 2007. Our investing activities primarily consist of capital expenditures related to purchases of property and equipment.

Financing activities.  During the twelve months ended December 31, 2008, cash provided by financing activities was $2.2million consisting of checks in excess of bank accounts of $.84million. Capital in the amount $.101 million was also contributed during the year ended December 31, 2008. Financing activities in 2007 provided $3.7million of cash.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,800,940 subject to the level of qualifying sales invoiced and a bank overdraft limit of $146,190. Interest rates are calculated with reference to bank base rates. At December 31, 2008 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. Our accounts receivable is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at December 31, 2008:

          Description                  Amount                             Term

Invoice discounting          $  2,430,000         Ongoing until facility terminated

Long term loan                 $  1,273,000         Payable in full on December 31, 2009

Inter-company Loan         $     620,000

Finance lease agreements $  1,057,000         Mix of 3 & 10 yr term commencing

                                                                       August 2005 to Dec 2008

-------------------------------------------------------------------------------------------------------

       Total                            $ 5,380,000

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

In the event that adequate funding is not available from existing credit facilities, we would consider leasing or working with existing lenders to identify additional sources of financing. We have no current plans to make significant capital expenditures. At present we do not have any arrangements for financing except those mentioned above. While there can be no assurance that we will have sufficient funds over the next twelve months, we believe that funds generated from operations plus borrowings under our invoice discounting facility will be adequate to meet our anticipated operating expenses, capital expenditure and debt obligations for at least the next twelve months. Nevertheless, our continuing operating and investing activities may require us to obtain additional sources of financing. There can be no assurance that any necessary additional financing will be available to us on commercially reasonable terms, if at all.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”  (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS no. 141R on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be intitally measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the noncontrolling owners. It is effective for fiscal years beginning on or after December 15 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15 2008. Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

This FSP is effective for financial statements issued for fiscal years beginning after December 15 2008, and interim periods within those years. All prior-period EPS data presented shall be presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages F-1 through F-9 of this Form 10-K.

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and Child, Van Wagoner & Bradshaw, PLLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw PLLC would have caused them to make reference to the subject matter of the disagreement in connection with its report.  Further Child, Van Wagoner & Bradshaw PLLC has not advised the Company that:

         1)  Internal controls necessary to develop reliable financial statements did not exist; or

         2)   information has come to the attention of Child, Van Wagoner & Bradshaw PLLC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

         3)  the scope of the audit should be expanded significantly, or information has come to the attention of Child, Van Wagoner & Bradshaw PLLC that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31 2008.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.   The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

(b) Management’s report on internal control over financial reporting.   The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31 2008. The Company’s management concluded that, as of December 31 2008, its internal control over financial reporting is effective.

(c) Changes in internal controls.   There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Each of our directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified, or until he or she resigns or is removed from office. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she resigns or is removed from office. The board of directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Jacinta Sit	37	President, Chief Financial Officer and Director
Shaun Ashmead	42	Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam	40	Secretary and Director
Woon Chew Chai	50	Director

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

Compliance with Section 16(a) of Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company as well as persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms that they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $446,631 in salary and approximately $19,796 in pension in 2008, approximately $241,718 in salary and approximately $19,793 in pension in 2007, approximately $166,481 in salary and $15,289 in pension on 2006 and approximately $145,602 in salary and approximately $13,832 in pension in 2005. Mr. Ashmead was appointed Axiom's managing director in March 2004. In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31 2008, each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address

Number of Shares

Percentage

   Title of Class

of Beneficial Owner

Beneficially Owned

of the Class

------------------    ------------------------------------

-------------------------

----------------

Common Stock

Great Admirer Ltd. (i)

17,601,002

94.8% (ii)

99 Queen’s Road, Central

Hong Kong

Shaun Ashmead

600

0%

94 Lakeside Way, Nantyglo

Ebbw Vale, Gwent

NP23 4AL, South Wales, UK

--------------------------------------------------------------------------------------------------------

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31 2008.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

There were no additional transactions during 2008. At December 31 2008 the Company had outstanding loans to affiliates in the amount of approximately $152,000

As all lenders are related companies of the Company, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

Certain business relationships

None

Indebtedness of management

None

Transactions with Promoters

None

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31 2008 and 2007 and reviews of the Company's interim financial statements included in the Company's Forms 10-K for fiscal 2008, and 2007 were $61,858, and $55,000.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:

None

(4)  All Other Fees: None.

(5)  Board Approval of Services: It is the policy of the Board of Directors of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company.  The Board approved of 100% of the services provided by the independent accountant in 2008 and 2007.

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

     (3) Exhibits. See Item 15(b) below.

 (b) Exhibits.

 Exhibit No.                                     Description and Location

  ---------------  --------------------------------------------------------------------------------------

      3.1             Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-SB filed on June 10, 2002 Commission File No. 0-49854).

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

Dated:  April 23, 2009

By: Jacinta Sit
Jacinta Sit, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Jacinta Sit	President, Chief Financial Officer and Director	April 23, 2009
(Principal Executive Officer, Principal Financial Officer and Principal
Accounting Officer)

/s/ Vivian Lee-Yu Lam	Director and Secretary	April 23, 2009

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm................................................................................................

Consolidated Balance Sheets …………………………………….……………………………………………………….

F-2

Consolidated Statements of Operations...............................................................................................................................

F-3

Consolidated Statement of Changes in Stockholders’ Equity...............................................................................................

F-4

Consolidated Statements of Cash Flows…………………………………………………………………………………….

F-5

Notes to Consolidated Financial Statements…………………………...................................................................................

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Oxford Technologies, Inc. as of December 31, 2008 and 2007, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

-------------------------------------------------------

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 21, 2009

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,445	$213
Accounts receivable	3,896	8,424
Inventories	4,528	5,951
Other current assets	358	394
Total Current Assets	10,227	14,982

Property and equipment, net of accumulated depreciation
of $25,798 and $33,677	10,324	12,857

Other Long-Term Assets:
Deferred income taxation, non-current portion	414	284
Security Deposits	42	54

Total Assets	$21,007	$28,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,571	$3,336
Accounts payable - related party	152	179
Taxes payable	323	592
Checks in excess of cash in bank	2,168	3,844
Accrued expenses and other payables	655	459
Capital leases - current portion	428	198
Note payable - related party	1,273	-
Deferred income - grant, current portion	8	556
Deferred income - rent	-	532
Total Current Liabilities	6,578	9,696
Long-term Liabilities:
Deferred income, non-current portion	-	671
Capital leases, non-current portion	1,098	488
Total Long-term Liabilities	1,098	1,159
Total Liabilities	7,676	10,855
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,377
Accumulated other comprehensive income	(4,663)	37
Accumulated deficit	(15,486)	(16,094)
Total Stockholders' Equity	13,331	17,322

Total Liabilities and Stockholders' Equity	$21,007	$28,177

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007
(Dollars in thousands except per share data)	US $'000	US $'000
Net Sales	$32,685	$35,051
Cost of Sales	29,050	30,804
Gross Profit	3,635	4,247
Operating Expenses
Selling, general and administrative	5,110	4,520
Operating Income (Loss)	(1,475)	(273)

Other Income and Expenses
Rental income	1,110	1,205
Economic development grant	1,185	562
Interest income	80	81
Interest expense	(309)	(262)
Net Income before income tax benefit	591	1,313

Income tax (expense) benefit	17	(154)

Net Income (Loss)	$608	$1,159

Other comprehensive income (loss)
Foreign currency translation	(4,700)	37
Total comprehensive income (loss)	$(4,092)	$1,196

Basic and diluted earnings (loss) income per common share	$0.03	$0.06

Weighted average common shares outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31 2006	-	$-	18,564,002	$2	$33,277	$(158)	$(17,253)	$15,868

Contributed Capital	-	-	-	-	100	-	-	100
Comprehensive income:
Net income for the year	-	-	-	-	-	-	1,159	1,159
Cumulative foreign currency translation adjustment	-	-	-	-	-	195	-	195

Balance, December 31, 2007	-	-	18,564,002	2	33,377	37	(16,094)	17,322

Contributed capital	-	-	-	-	101	-	-	101
Comprehensive income:
Net income for the year	-	-	-	-	-	-	608	608
Cumulative foreign currency translation adjustment	-	-	-	-	-	(4,700)	-	(4,700)

Balance, December 31, 2008	-	$-	18,564,002	$2	$33,478	$(4,663)	$(15,486)	$13,331

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$608	$1,159
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,242	1,019
Deferred taxation	(258)	341
Amortization of grant received	(1,185)	(562)
Changes in operating assets and liabilities:
Accounts receivable	2,913	(3,900)
Inventories	(181)	(571)
Prepaid expenses	(83)	112
Accounts payable	(1,122)	(932)
Security deposits	-	(46)
Taxes payable	(142)	171
Accrued expenses and other payables	315	267
Interest payable - related party	83	-
Deferred income - rent	(494)	(62)
Cash provided by (used in) operating activities	1,696	(3,004)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,318)	(655)
Cash provided by (used in) investing activities	(2,318)	(655)

Cash Flows from Financing Activities:
Contributed capital	101	100
Checks in excess of bank balance	(837)	3,844
Proceeds from stockholders loans	-	97
Proceeds from capital leases	1,605	-
Proceeds from note payable - related party	1,606	-
Principal payments on capital leases	(318)	(302)
Principal payments on notes payable	-	(18)
Cash provided by (used in) financing activities	2,157	3,721

Effect of foreign currency translation on cash	(303)	(14)

Net increase (decrease) in cash & cash equivalents	1,232	48

Cash and Cash Equivalents, Beginning	213	165

Cash and Cash Equivalents, Ending	$1,445	$213

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$90

Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$224

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

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

On July 29, 2008 the company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”).

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The consolidated financial statements include the transactions of the Company and its subsidiary.  All inter-company accounts and transactions have been eliminated in consolidation.

Net Income/ (Loss) Per Common Share - Basic net income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period.

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

Foreign Currency Translation - The functional currency of the Company's operations in the UK is the British Pound Sterling. The financial statements of the Company were translated to US dollars using year-end exchange rates for the balance sheets and weighted average exchange rates for the statements of operations and statements of cash flows. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statements of stockholders’ equity in total comprehensive income or loss.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

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

Warranty – all products manufactured are warranted to be of satisfactory quality, comply with specification and free from defects in components (subject to the Company being able to prove they comply with specification) and workmanship. In the event that product fails to comply with this warranty, within 5 days of receipt the customer can return the product for replacement or beyond this period return the product for repair. For items repaired, the cost of the repair is expensed at the time it is incurred. This value is not material.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2008 and 2007, and thus have not set an allowance for doubtful accounts for the years then ended.

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

Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

values due to the short term maturity of these instruments.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable.

Advertising Costs - The Company expenses advertising costs when incurred.

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2008 and 2007 includes foreign currency translation gains.

Funding Arrangements – The Company has a full factoring facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the

Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. The amount borrowed under this facility is shown in Other Receivables on the Balance sheet. Management believes that this treatment complies with guidance provided in SFAS 140.

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

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”  (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS no. 141R on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be intitally measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s results of operations and financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163). This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008. Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

In April 2008, the FASB issued Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company as the Company’s intangible assets consist of land used rights which has a fixed useful life of 50 years.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company is currently evaluating the impact of adopting EITF 03-6-1 on its consolidated financial statements.

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007, consisted of the following:

	2008	2007
	USD $'000	USD $'000
Building & building improvements	$13,454	$18,262
Machinery & equipment	17,106	20,872
Fixtures & fittings	5,562	7,400
	36,122	46,534
Less: accumulated depreciation	(25,798)	(33,677)

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

Total	$10,324	$12,857

Depreciation expenses amounted to $1,242,000 and $1,019,000 for the years ended December 31, 2008 and 2007, respectively.

3.  INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	2008	2007
	USD $'000	USD $'000
Raw materials	$2,742	$3,814
Work in progress	1,102	1,858
Finished goods	684	279

Total	$4,528	$5,951

4. INVOICE DISCOUNTING

The invoice discounting facility is provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $5.1million. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate.

5. NOTES PAYABLE

The Overdraft facility of $146,190 is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport, interest is charged at a rate of 2% above the Bank of England base rate.

6. NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly owned subsidy to Oxford Technologies, Inc. borrowed $1,272,922 from Global Select Limited, a subsidiary of a Hong Kong listed corporation.  The terms of the agreement require Axiom MS Limited to pay the loan within (5) business days upon the lender’s demand.  If no demand is made, Axiom MS Limited will pay the loan in one payment of all outstanding principle plus all accrued unpaid interest on December 31, 2009.  Interest in the amount of $32,942 was accrued for the current period.

7. CAPITAL LEASES

The Company is leasing AOI equipment from HSBC Asset Finance. The lease term is five years with an expiration date of April 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest at 3.97% are $2,467.

The Company is leasing Conformal coating Machine from HSBC Asset Finance. The lease term is five years with an expiration date of June 2010. At the end of the lease the equipment will be owned by the company. Monthly payments including principal and interest at 3.97% are $1,025.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

The Company is leasing a Flying Probe Machine from HSBC Asset Finance. The lease term is five years with an expiration date of December 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $4,114.

The Company entered into an agreement to purchase a Dage XRay Machine from HSBC Asset Finance in January 2007. This agreement is for a term of five years and expires in Jan 2012: this agreement carries a stated annual rate of interest and calls for monthly and principal payments of $1,895.

The Company is leasing Board Etching Equipment from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of September 2012. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $1,999.

The Company is leasing a SMT Machine from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of April 2013. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $10,017.

The Company is leasing a Flying Probe Machine from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of September 2013. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $2,700.

The Company is currently leasing eleven computers from Dell. The computers are being leased for 35 to 36 months with leases expiring as late as July 2010. At the end of the lease the Company plans to purchase the equipment. Monthly payments including principal and interest range from $141 to $798.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2009	$428
2010	428
2011	273
2012	262
2013	135
Total	1,526
Less current portion	(428)
Long term portion	$1,098

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31 2008 and 2007.

8. OPERATING LEASES

The Company is leasing a machine from GE Commercial Finance. The lease agreement runs for three (3) years beginning September 2006, and the Company is obligated to pay monthly payments of $15,983.

The Company is leasing a photocopier from GE Capital Solutions. The lease agreement runs for three (3) years beginning December 2008, and the Company is obligated to pay quarterly payments of $713.

The Company is leasing a vehicle from Lloyds TSB Autolease. The lease agreement runs for three (3) years beginning September 2008, and the Company is obligated to pay monthly payments of $979.

The Company is leasing a vehicle from Network Vehicles Limited. The lease agreement runs for three (3) years beginning June 2008, and the Company is obligated to pay monthly payments of $1,234.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

The Company is leasing five (5) vehicles from Sinclair Finance. Each lease runs for three (3) years. The lease agreements began in June 2006, July 2006, May 2007 and September 2007. The payments on the lease agreements are $369, $1,278, $439, $524 and $748 respectively.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,604. The lease expires in October 2008.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2009	$26
2010	8

$34

9.  DEFERRED INCOME

In July 2002, the Company received grant aid of $4.7million from the Welsh Assembly Government. Further grant aid in the amount of $392,000 was received in September 2006. This funding was to assist in the acquisition of a number of fixed assets including the property at Technology Park, Newbridge, Newport and to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require the repayment of part or the entire grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognises monthly amortization of the grant. The value of the monthly amortization of the grant was originally based in 2002 on estimates of the relative costs for the asset purchases and staff costs. The Company has transferred ownership of the land and buildings to Axiom M S Limited in January 2009 therefore, the balance on the grant has been amortised in full during the 2008 financial year.

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2008 and 2007:

	2008	2007
	USD $'000	USD $'000
Facilities and Maintenance	$1,138	$1,532
Other personnel costs	2,200	1,688
Bank charges	460	201
Advertising & promotion	108	121
Indirect materials	161	246
Travel	62	75
Other	981	657

Total	$5,110	$4,520

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

11.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $940,000 per year. The original lease term was from July 1, 2002 through June 30, 2004. The lessee has opted to extend the lease to June 30, 2009.

12.  INCOME TAX

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $19,224,000 and $21,075,000 in 2008 and 2007, respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 30%, are as follows:

	Year Ended December 31,
Deferred tax asset:	2008	2007
	US $'000	US $'000
Net operating loss carry forward	$19,224	$21,075
Deferred tax assets (30%)	5,767	6,323
Valuation allowance	(5,353)	(6,039)
Net deferred tax assets	$414	$284

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying the statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.  These temporary differences related primarily to property and equipment due to the difference between book and tax depreciation.

	Year Ended December 31,
	2008	2007
	US $'000	US $'000
Excess of depreciation over
Taxation allowances on fixed assets	$249	$50
Tax losses available	165	234
Deferred tax assets	$414	$284

A reconciliation of income tax expense (benefit) to the amount of computed using statutory UK corporation tax rate of 30% is as follows:

Year Ended December 31,
2008	2007
US $'000	US $'000

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

Standard rate corporation tax charge	$157	$990
Non-deductible expenses	11	8
Unused NOL	(185)	(844)
Total taxable expense (benefit)	$(17)	$154

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2008 and 2007, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2008 and 2007.

13.  BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $204,000 and $194,940 for the years 2008 and 2007, respectively.

14.  RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company has outstanding loans to affiliates in the amount of approximately $82,000.

During the year ended December 31, 2007, the Company received $97,000 from the parent company, these funds are to be used for intercompany transactions.

In October 2007, Hong Kong headquarters sent $100,000 to New York as additional paid in capital.

During 2008, Hong Kong headquarters sent $100,000 to Oxford as contributed capital.

As all lenders are related companies of Oxford, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

15.  CONCENTRATION

Five customers represent ninety percent (90%), seventy eight percent (78%) and eighty one percent (81%) of sales respectively in 2008 and 2007. Five customers represent eighty six percent (86%) eighty four percent (84%) and seventy nine percent (79%) of Accounts Receivable respectively in 2008 and 2007.

16.  SUBSEQUENT EVENTS

On January 21, 2009, Axiom Manufacturing Services Limited transferred the building to its wholly-owned subsidiary Axiom MS Limited. The building was transferred at historical cost minus accumulated depreciation.