Form 10-Q
period 2009-03-31
OXFORD TECHNOLOGIES INC
filed 2009-05-20
CIK 1169567

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                         FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 2009

                                          Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File Number: 0-49854

                              OXFORD TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                    04-3615974
-------------------------------------------------------------------------------
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization

     80 WALL STREET, SUITE 818, NEW YORK, NEW YORK              10005
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

                         COMMON STOCK, $.0001 PAR VALUE
------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes [X]     No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer   [  ]      Accelerated filer [  ]

    Non Accelerated filer     [  ]

    Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes [  ]     No    [X]

State the number of shares outstanding of each of the issuer's classes of common equity: As of May 15, 2009, 18,564,002 shares of common stock were outstanding.






Item 1.  Financial Statements




                                OXFORD TECHNOLOGIES, INC.
                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS




                              ASSETS

                                                                March 31,       December 31,
                                                                  2009             2008
                                                              --------------   --------------
                                                                 US $'000        US $'000

Current assets:
Cash and cash equivalents...............................       $      1,394     $    1,445
Accounts receivable.....................................              3,349          3,896
Inventory...............................................              4,492	       4,528
Other current assets....................................                186            358
                                                              --------------   ------------
     Total Current Assets...............................              9,421         10,227

Property and equipment, net of accumulated depreciation
 of $25,455 and $25,798.................................              9,941         10,324

Other long term assets
Deferred taxation, non-current portion..................                405            414
Security deposits.......................................                 41             42
                                                              -------------    -----------

Total Assets............................................       $     19,808    $    21,007
                                                              =============    ===========



                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Checks drawn in excess of bank balance..................        $    1,595      $    2,168
Accounts payable........................................             1,914           1,571
Accounts payable, related party.........................               150             152
Capital leases, current portion.........................               404             428
Taxes payable...........................................               303             323
Accrued expenses and other payables.....................               567             655
Deferred income - grant, current portion................                 8               8
Note payable - related party............................             1,245           1,273
                                                               ------------   -------------
     Total Current Liabilities..........................             6,186           6,578

Long-term Liabilities:
Capital leases, non-current portion.....................               962           1,098
                                                               ------------   -------------
     Total Long-term Liabilities........................               962           1,098

Total Liabilities.......................................             7,148           7,676

Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares
  authorized, none issued and outstanding...............                 -               -
Common stock, $.0001 par value, 80,000,000 shares
  authorized, 18,564,002 shares issued and outstanding..                 2               2
Additional paid in capital..............................            33,478          33,478
Accumulated other comprehensive (loss)..................           (4,956)         (4,663)
Accumulated deficit.....................................          (15,864)        (15,486)
                                                               ------------  -------------
Total Stockholders' Equity..............................            12,660          13,331
                                                               ------------  -------------
     Total Liabilities & Stockholders' Equity...........       $    19,808    $     21,007
                                                               ============  =============



                     The accompanying notes are an integral part of
                    the condensed consolidated financial statements.










                                 OXFORD TECHNOLOGIES INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE INCOME (LOSS) (UNAUDITED)






                                                            Three-Month Ended March 31,
                                                  ------------------------------------
                                                        2009                2008
                                                  ------------------   ---------------
(Dollars in thousands except per data share)          US$'000             US$'000


Net Sales......................................    $        4,689     $       9,195
Cost of Sales..................................            (4,768)           (7,953)
                                                   ---------------     -------------
Gross Profit/(Loss)............................               (79)             1,242

Operating Expenses
Selling, general and administrative............                475             1,302
                                                   ---------------     -------------
Operating Income/(Loss)........................              (554)              (60)

Other Income and Expenses
Rental income..................................                220               289
Economic development grant.....................                  -                96
Interest income................................                  -                20
Interest expense...............................               (44)              (79)
                                                   ---------------     -------------

Net Income (loss) before income tax............              (378)               266

Income tax (liability) benefit.................                  -                 -
                                                   ---------------     -------------
Net Income (loss)..............................              (378)               266

Foreign currency translation...................              (293)               (9)
                                                   ---------------     -------------
Total Comprehensive Income/(loss)..............    $         (671)     $         257
                                                   ===============     =============

Basic and diluted income per share.............    $        (0.02)     $        0.01
                                                   ===============    ==============
Weighted average common shares outstanding.....        18,564,002         18,564,002
                                                   ===============    ==============




                         The accompanying notes are an integral part
                      of the condensed consolidated financial statements.







                                OXFORD TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                    Three-Months Ended
                                                                 Mar 31,          Mar 31,
                                                             ---------------------------------
                                                                     2009          2008
                                                             ----------------  ----------------
                                                                  US $'000         US $'000

Cash Flows From Operating Activities:
Net Income.............................................       $      (378)       $       266
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
 Depreciation and amortization.........................                156               300
 Amortization of grant received........................                  -              (95)
Changes in operating assets and liabilities:
 Accounts receivable...................................                456             (473)
 Inventory.............................................               (64)             (681)
 Other current assets..................................                167             (256)
 Accounts payable......................................                376               834
 Taxes payable.........................................               (13)             (256)
 Accrued expenses and other payable....................               (98)               574
 Interest payable - related party......................                 24                 -
 Deferred income - rent................................                  -             (266)
                                                              -------------      ------------
      Cash provided by (used in) operating activities..                626              (53)

Cash Flows from Investing Activities:
Purchase of property and equipment.....................                  -           (1,410)
                                                              -------------      ------------
     Cash used in investing activities.................                  -           (1,410)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance............               (520)            1,473
Principal payments on capital leases...................               (127)             (58)
Payments from RP payable...............................                   -              (2)
                                                              --------------     ------------
     Cash provided by financing activities.............               (647)            1,413

Effect of exchange rate changes on cash................                (30)                1
                                                              --------------     ------------
Increase (Decrease) in cash and cash equivalents.......                (51)             (49)

Cash and Cash Equivalents, Beginning...................       $       1,445      $       213
                                                              --------------    -------------
Cash and Cash Equivalents, Ending......................       $       1,394      $       162
                                                              ==============    =============


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest.................................       $           -      $        30
                                                              ==============    =============
Cash paid on income taxes..............................       $           -      $         -
                                                              ==============    =============
Non-cash Investing & Financing Activities:

Equipment obtained under capital lease obligation......       $           -      $       379
                                                              ==============    =============
Equipment obtained under 100% debt financing...........       $           -      $         -
                                                              ==============    =============



                        The accompanying notes are an integral part of
                       the condensed consolidated financial statements.






                             OXFORD TECHNOLOGIES INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2009



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

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom owned by Great Admirer Limited ("Great Admirer"), a Hong Kong Corporation. The Company as the legal acquirer was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly-owned subsidiary and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly-owned subsidiary, Axiom.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto that are included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2009, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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



                                 Mar 31, 2009         Dec 31, 2008
                               ----------------    -----------------
                                    $'000               $'000

      Raw Materials                 2,520               2,742
      Work in Progress              1,675               1,102
      Finished Goods                  297                 684
                               ----------------    -----------------
     Total Inventory                4,492               4,528
                               ----------------    -------------

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

Funding Arrangements - The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Other receivables on the balance sheet.

Recently Issued Accounting Pronouncements - In May 2008, The FASB issued SFAS No 162 "the Hierarchy of Generally Accepted Accounting Principles". This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The board believes it is the entity that is responsible for selecting accounting principles for financial statements. This Statement is effective 60 days following SEC's approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

3. LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.



ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS.


Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward looking statements can be identified by the use of such verbs as "expect", "anticipate", "believe" or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.


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

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan. (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

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

RESULTS OF OPERATIONS

Three month periods ending March 31, 2009 and 2008

Revenues

Revenues for the three month period ended March 31, 2009 were $4.7 million which is a decrease of $4.5 million or 49% as compared to $9.2 million for the same period in 2008. Revenue decreases are attributable to the declining market conditions. Many of Axiom's clientele have either reduced or postponed orders for product during the reporting period.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended
March 31, 2009, cost of sales was $4.8 million as compared to $7.9 million for the three months ended March 31, 2008. This decrease of 40% is due to a decrease in sales for the same period. Furthermore, Axiom discovered that various costs were allocated incorrectly, and products were sold at below margin values. Hence, we saw an average cost of sales to revenue percentage increase from 86% on March 31, 2008 to 102% on March 31, 2009.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by $827,000 or 64% to $475,000 for the three months ended March 31, 2009. The decrease is as a result of lower spending on training, test equipment, marketing and repairs and maintenance costs.

Rental Income

For the period ended March 31, 2009, rental income was $220,000 as compared to $289,000 for the same period of the previous year. This is due to the amount of unused warehouse space being let to an existing tenant being reduced.

Interest expenses

Interest expense for the three months ended March 31, 2009 was $44,000 as compared to $79,000 for the same period of the previous year. The decrease is mainly due to the decrease in currency movement in the US dollar against the British pound.

Net Income (loss)

As a result of the factors discussed above, for the three month period ending March 31, 2009, net loss was $378,000 as compared to net income of $266,000 for the three month period ending March 31, 2008. This resulted in a basic loss per share of $0.02 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31, 2009 as compared to basic income per share of $0.01 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2009, the company had cash and cash equivalents of around $1,394,000.

For the three months ended March 31, 2009, net cash provided by operating activities was $626,000 as compared to ($53,000) used in operating activities in the same period of the prior year. This amount is mainly made up of decreases in "accounts receivable".

Net cash used in financing activities for the three month period ended March 31, 2009 was ($647,000), as compared to $1,413,000 provided by financing activities for the same period of the previous year. The amount is mainly made up of decreases in "checks in excess of bank".

For the three months ended March 31, 2009, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company's banking facilities comprise an invoice discounting facility with a maximum advance limit of $5,163,600 subject to the level of qualifying sales invoiced and a bank overdraft limit of $198,600. Interest rates are calculated with reference to bank base rates. At March 31, 2009, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2009:

Description                  Amount                        Term
------------------------ -----------------   ---------------------------------
Invoice discounting       $     1,356,000    Ongoing until facility terminated
Inter-company Loan        $       557,000
Finance lease agreements  $       958,000   Mix of 3 and 5 year term commencing
                                            August 2005 to September 2008
Note payable              $     1,245,000	  Payable in full on 31 December 2009
-----------------------------------------------------------------------
      Total               $     4,116,000

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

Critical Accounting Policies

Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statements.



ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk


This item is not required for a smaller reporting company.



ITEM 4.   Controls & Procedures


Under the supervision and with the participation of the Company's President (the principal executive officer and the principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the President concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

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


Item 1A. Risk Factors: None


Item 2.  Unregistered Sales of Equity Securities and use of Proceeds: None


Item 3.  Defaults upon Senior Securities:   None.


Item 4.  Submission of Matters to a Vote of Security Holders:   None.


Item 5.  Other Information:  None.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.              Description
----------  ------------------------------------------------
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

May 20, 2009