Form 10-Q
period 2009-06-30
OXFORD TECHNOLOGIES INC
filed 2009-08-07
CIK 1169567

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number:     000-49854

OXFORD TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	04-3615974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

80 Wall Street, Suite 818, New York, NY 10005
(Address of principal executive offices)

(212) 809-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 6, 2009 there were 18,564,002 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,553	$1,445
Accounts receivable	5,176	3,896
Inventories	4,744	4,528
Other current assets	756	358
Total Current Assets	12,232	10,227

Property and equipment, net of accumulated depreciation
of $29,875 and $25,798	11,195	10,324

Other Long-Term Assets:
Deferred taxation, non-current portion	469	414
Security Deposits	46	42

Total Assets	$23,942	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks drawn in excess of bank balance	$2,396	$2,168
Accounts payable	3,201	1,571
Accounts payable - related party	161	152
Capital leases, current portion	500	428
Taxes payable	475	323
Accrued expenses and other payables	382	655
Deferred income - grant, current portion	9	8
Note payable – related party	1,444	1,273
Total Current Liabilities	8,568	6,578
Long-term Liabilities:
Capital leases, non-current portion	1,194	1,098
	1,194	1,098
Total Liabilities	9,762	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,953)	(4,663)
Accumulated deficit	(16,347)	(15,486)
Total Stockholders' Equity	14,180	13,331

Total Liabilities and Stockholders' Equity	$23,942	$21,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$5,300	$10,629	$10,252	$19,818
Cost of sales	5,365	9,083	10,401	17,031
Gross profit (loss)	(65)	1,546	(149)	2,787

Operating Expenses
Selling, general and administrative	587	1,482	1,088	2,730

Operating income (loss)	(652)	118	(1,237)	57

Other income and expenses
Rental income	231	288	463	576
Economic development grant	-	11	-	107
Interest income	-	16	-	36
Interest expense	40	(85)	87	165

Net income (loss) before income tax	$(461)	$348	$(861)	$611

Income tax (liability) benefit	-	-	-	-

Net income (loss)	(461)	348	(861)	611
Foreign currency translation	2,003	(47)	1,710	(55)
Other comprehensive income (loss)	1,542	301	849	556

Basic and dilute income (loss) per share	$(0.02)	$0.02	$(0.05)	$0.03

Weighted average common shares outstanding	18,564,002	18,564,002	18,564,002	18,564,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended June 30,
	2009	2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$(861)	$611
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	542	650
Amortization of grant received	-	(107)
Changes in operating assets and liabilities:
Accounts receivable	(689)	(18)
Inventories	357	(868)
Other current assets	(323)	(802)
Accounts payable	1,287	497
Tax payable	98	215
Accrued expenses and other payables	(380)	64
Interest payable - related party	51	-
Deferred income - rent	-	(533)
Cash provided by (used in) operating activities	82	(291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(69)	(1,843)
Cash provided by (used in) investing activities	(69)	(1,843)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance	(54)	683
Principal payments on capital leases	(35)	(141)
Payments from RP payable	-	667
Proceeds from capital leases	-	858
Cash provided by (used in) financing activities	(89)	2,067

Effect of foreign currency translation on cash	184	(2)

Increase (decrease) in cash and cash equivalents	108	(69)

Cash and Cash Equivalents, Beginning	$1,445	$213

Cash and Cash Equivalents, Ending	$1,553	$144

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$30

Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$717

Equipment obtained under 100% debt financing	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

1.    NATURE OF OPERATIONS

Oxford Technologies, Inc. (“the Company”) and its subsidiary, Axiom Manufacturing Services Limited (“Axiom”) provide electronic manufacturing services (EMS) to third parties in the following market sectors: computers and related products, industrial control equipment, testing and instrumentation products and medical devices. Axiom offers its customers a comprehensive integrated design and manufacturing service from initial design to volume production, direct order fulfilment and aftermarket support. The Company’s customer base is primarily in the United Kingdom.

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom owned by Great Admirer Limited (“Great Admirer”), a Hong Kong Corporation. The Company as the legal acquirer was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company’s wholly-owned subsidiary and Great Admirer became the controlling shareholder of the Company. The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly-owned subsidiary, Axiom.

At the time Great Admirer acquired Axiom in April 2002, Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore no costs incurred by Axiom were recorded in the accounts of Axiom.

Axiom’s principal office and manufacturing facility is located at Technology Park, Newbridge, South Wales, United Kingdom. Axiom is the owner of the above mentioned facility.

Axiom was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Limited, with the Company subsequently being renamed Axiom Manufacturing Services Limited on April 10, 2002.

On July 29, 2008 the Company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements and notes included herein should be read in conjunction with the company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Net Income/ (Loss) Per Common Share – Basic net income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period.

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

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Trade Receivables – Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with and financial status of our customers.

Inventory – Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded.

Jun 30, 2009

Dec 31, 2008

 $’000                                      $’000

Raw Materials

2,784

     2,742

Work in Progress

1,582

                  1,102

Finished Goods

378

        684

--------------

-------------

Total Inventory

 4,744

      4,528

--------------

-------------

Property, plant and equipment – Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various asset classes as follows:

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

Income Taxes – Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognised for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognised for taxable temporary differences.

Fair Value of Financial Instruments – The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. The maximum advance limit is $4,312,620. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in excess of cash in bank on the balance sheet.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Current Account

  $

 4,877

Deposit Account

 $1,139,000

Invoice Finance

($2,270,000)

Dollar Account

($          600)

Unpresented Checks

 ($1,269,000)

3.   LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through July 22, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS.

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited (“Axiom”) with the issuance and exchange of 13,562,002 shares of the Company’s common stock (“the Merger”). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under accounting principles generally accepted in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the “acquirer” for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial statements and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company’s consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under the purchase method of accounting. Subsequent to February 12, 2003, the Company’s operations reflect the combined operations of the former Oxford and Axiom.

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

On July 29, 2008 the company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”).

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

•

Medical devices

•

Industrial control equipment

•

Domestic appliances

•

Computer and related products

•

Testing and instrumentation products

•

Ministry of Defence products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM’s own manufacturing operation. OEM’s contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom’s manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers’ inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers’ finished products.

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2009 and 2008

Revenues

Revenues for the six month period ended June 30, 2009 were $10.3 million which is a decrease of $9.5 million or 48% as compared to $19.8 million for the same period in 2008.  The decrease in sales is due to the financial decline within the UK, customers are being more cautious and keeping their order books to a minimum.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended June 30, 2009, cost of sales was $10.4 million as compared to $17.0 million for the six months ended June 30, 2008. This decrease of 39% is due to a decrease in sales for the same period and the overflow of products being incorrectly sold at below margin values.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by $1.6 million or 59% to $1.1 million for the six months ended June 30, 2009. The decrease is as a result of lower spending on recruitment, test equipment, and marketing.

Rental Income

For the period ended June 30, 2009, rental income was $463,000 as compared to $576,000 for the same period of the previous year. The actual sterling value of rental income has increased but due to the decrease in the US Dollar against the British Pound the dollar value has decreased. The increase in rental income is due to more storage space being used by the existing tenant.

Interest expenses

Interest expense for the six months ended June 30, 2009 was $87,000 as compared to $165,000 for the same period of the previous year. The decrease is mainly due to the decrease in interest rates with the Bank of England base rate dropping from 5% in June 2008 to 0.5% in June 2009.

Net Income (loss)

As a result of the factors discussed above, for the six month period ending June 30, 2009, net loss was $861,000 as compared to net income of $611,000 for the same period of the previous year. This resulted in a basic loss per share of $0.05 on weighted average common shares outstanding of 18,564,002 for the six month period ended June 30, 2009 as compared to basic income per share of $0.03 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2009, the company had cash and cash equivalents of around $1,553,000.

For the six months ended June 30, 2009, net cash provided by operating activities was $82,000 as compared to ($291,000) used in operating activities in the same period of the prior year. This amount is mainly made up of increases in accounts receivables and increases in accounts payables.

Net cash used in investing activities was $69,000 as compared to $1,843,000 used in investing activities for the same period of the prior year. This is due to the increase in the purchase of plant and equipment.

Net cash used in financing activities for the six month period ended June 30, 2009 was ($89,000), as compared to $2,067,000 provided by financing activities for the same period of the previous year. The amount is mainly made up of decreases in ‘checks in excess of bank’.

For the six months ended June 30, 2009, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $4,312,620 subject to the level of qualifying sales invoiced and a bank overdraft limit of $165,870. Interest rates are calculated with reference to bank base rates.  At June 30, 2009, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The intercompany loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%. The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2009:

Description                  Amount                        Term

------------------------  --------------------   ----------------------------------------------------------------------------------

Invoice discounting

$ 2,270,000

Ongoing until facility terminated

Inter-company Loan

$    833,000

Finance lease agreements

$ 1,022,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable

$ 1,444,000

Payable in full on 31 December 2009

----------------------------------------------------------------------------------------------------------------------------------

Total

 $5,569,000

--------------------------------------------------------------------------------------------------------------------------------

The intercompany loans are not eliminated on consolidation. The balance per the consolidated balance is shown as follows:

Accounts payable – related part

$161,000

Capital lease – current portion

$158,000

Capital lease – non current portion

$514,000

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statement.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

ITEM 4.   Controls & Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Principal Executive Officer and Principal Financial Officer as of the end of the period covered by this report, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective because the Company did not timely file its Annual Report on Form 10-K for the fiscal years ended December 31, 2008 and 2007.

.

 As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, including our Principal Executive Officer and Principal Financial Officer, concluded that the delay necessitated a conclusion that the Company’s disclosure controls and procedures were ineffective as of June 30, 2009.  The management has concluded that the delay was largely the result of (i) the later start of our audit process, and (ii) inadequate coordination between our operating subsidiary’s statutory auditors in the UK and our U.S. public accountants.

Remediation of Material Weaknesses in Disclosure Controls and Procedures

We have commenced efforts to address the material weaknesses in our disclosure controls and procedures through the following actions:

•

Start our annual audit and quarterly review earlier; and

•

Perform additional procedures to ensure a better coordination between our UK auditors and our US public accountants.

We will continue to consider methods to improve the quality and timeliness of reporting and will continue to evaluate and address any issues it identifies relating to the processes and resources necessary for effective disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

Other than mentioned above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Information

Not Applicable.

Item 1A.

Risk Factors

Our 2008 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition.  There were no material changes in these risk factors since such disclosure.

Item 2.

Unregistered Sales of Equity Securities and use of Proceeds

Not Applicable.

Item 3.

Defaults upon Senior Securities

Not Applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits

Exhibit No.                Description

---------------   --------------------------------------------------------------------------------------------------------------------

   31.1    Certification Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

   32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oxford Technologies, Inc.

/s/ Jacinta Sit
Jacinta Sit, President (Principal Executive Officer and Principal Financial Officer)

Date: August 6, 2009