Form 10-K/A
period 2008-12-31
OXFORD TECHNOLOGIES INC
filed 2009-09-10
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, $.0001 Par Valve

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]    No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]     No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large accelerated filer   [  ]   Accelerated filer [  ]      Non-accelerated filer   [  ]

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

Our operating results, revenues and expenses may fluctuate significantly from quarter to quarter due to a variety of factors including:

•

the timing, size and execution of orders and shipments,

•

lengthy and unpredictable sales cycles,

•

changes in our operating expenses,

•

changes in exchange rates, and

•

fluctuations in general economic conditions.

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

•

effect service of process within the United States on us or any of our executive officers and directors;

•

enforce judgments obtained in U.S. courts against us based upon the civil liability provisions of the U.S. federal securities laws;

•

enforce, in a court outside of the United States, judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

•

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

•

obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•

reasonably determine, based on that information, that transaction in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

•

provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and

•

receive a signed and dated copy of such statement from such investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objects.

Compliance with these requirements may make it more difficult for investors in our common stock to resell the shares to third parties or to otherwise dispose of them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

 None

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

Ministry of Defense products

•

Computer and related products

•

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

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

Revenues for the year ended December 31, 2008 were $32.7 million representing a decrease of $2.37 million, or 6.8%, as compared to $35.1 million for the year ended December 31, 2007. The sterling value of revenue actually increased by £ 263,965 from December 2007 to December, 2008, however the dollar rate dropped significantly during the year hence showing the dollar value of turnover decreasing. In 2007 Ideal boilers moved their products to off shore manufacturing adding to additional loss in sales. The number of customers remained constant at 22 as of December 31, 2008.

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

Operating activities   During the twelve months ended December 31, 2008, operating activities provided $1.7million compared to using $3.0million in 2007. The cash mainly came from an increase in collections of receivables during 2008.

Investing activities    Cash used by investing activities totaled $2.3 million for the twelve months ended December 31, 2008 compared to $.655 million in 2007. Our investing activities primarily consist of capital expenditures related to purchases of property and equipment.

Financing activities   During the twelve months ended December 31, 2008, cash provided by financing activities was $2.2million consisting of checks in excess of bank accounts of $.84million. Capital in the amount $.101 million was also contributed during the year ended December 31, 2008. Financing activities in 2007 provided $3.7million of cash.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,800,940 subject to the level of qualifying sales invoiced and a bank overdraft limit of $146,190. Interest rates are calculated with reference to bank base rates. At December 31, 2008 interest on invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), , the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.

The following summarizes our debt and other contractual obligations at December 31, 2008:

          Description                  Amount                             Term

----------------------------  --------------------   ---------------------------------------------------

Invoice discounting          $  2,430,000        Ongoing until facility terminated

Long term loan                 $  1,273,000        Payable in full on December 31, 2009

Inter-company Loan         $     620,000

Finance lease agreements $  1,057,000         Mix of 3 & 10 yr term commencing

                                                                       August 2005 to Dec 2008

-------------------------------------------------------------------------------------------------------

       Total                            $ 5,380,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The breakdown for the consolidated balances is shown below:

Accounts payable related party

$152,000

Capital lease current portion             $115,000

Capital lease non-current portion

$353,000

--------------------------------------------------------------------------

$620,000

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51” (“SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the non-controlling owners. It is effective for fiscal years beginning on or after December 15 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

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

Management, including our Principal Executive Officer and Principal Financial Officer, concluded that the delay necessitated a conclusion that the Company’s disclosure controls and procedures were ineffective as of December 31, 2008.  The management has concluded that the delay was largely the result of (i) the later start of our audit process, and (ii) inadequate coordination between our operating subsidiary’s statutory auditors in the UK and our U.S. public accountants.

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

(b) Management’s report on internal control over financial reporting

The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with the United States generally accepted accounting principles.

We assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the framework in “Internal Control Over Financial Reporting – Guidance for Smaller Public Companies” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, we determined that, as of December 31, 2008, the Company's internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in internal controls over financial reporting

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Jacinta Sit	37	President, Chief Financial Officer and Director
David Davis	43	Managing Director of Axiom Manufacturing Services Ltd.
Vivian Lee-Yu Lam	40	Secretary and Director
Woon Chew Chai	50	Director

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

DAVID DAVIS has held the position of Managing Director of Axiom Manufacturing Services Ltd. since May 18, 2009.  Prior to his re-joining Axiom, Mr. David Davis was Operations and Logistics Director of Tamae Value Ltd., a subsidiary of Tomoe Value Corporation, a global OEM supplying the oil, gas and petrochemical marketplace with triple offset butterfly values. From February 2001 to March 2007, Mr. Davis was Axiom’s Senior Commercial Manager.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except Shaun Ashmead, former Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $446,631 in salary and approximately $19,796 in pension in 2008, approximately $241,718 in salary and approximately $19,793 in pension in 2007, approximately $166,481 in salary and $15,289 in pension on 2006 and approximately $145,602 in salary and approximately $13,832 in pension in 2005. Mr. Ashmead was appointed Axiom's managing director in March 2004.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

                                     Name and Address                  Number of Shares       Percentage

   Title of Class             of Beneficial Owner               Beneficially Owned     of the Class

------------------    ----------------------------------------   ----------------------------------------

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

Security Ownership of Management

Except Shaun Ashmead, the former managing director of Axiom Manufacturing Services Ltd., who owns 600 shares, less than 0.01%, of our common stock, none of our executive officers and directors beneficially owned our securities.

Changes in Control

There are no arrangements that management is aware of that may result in changes in control as that term is defined by the provisions of Item 403(c) of Regulation S-K. There are no provisions within our Articles or Bylaws that would delay or prevent a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

There were no additional transactions during 2008. At December 31 2008 the Company had outstanding loans to affiliates in the amount of approximately $152,000.

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

    10.1            Invoice Finance Letter Agreement dated March 27, 2006.

     10.2           Agreement for the Purchase of Debts dated August 2, 2002.

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

Dated:  September 9, 2009

By: /s/ Jacinta Sit

Jacinta Sit, President

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                         Capacity                                            Date

/s/ Jacinta Sit

-----------------------

President, Chief Financial Officer             September 9, 2009

Jacinta Sit

 (Principal executive officer,

Principal financial officer and

Principal accounting officer and Director)

/s/ Vivian Lee-Yu Lam

------------------------------

Director and Secretary                            September 9, 2009

Vivian Lee-Yu Lam

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

Warranty – all products manufactured are warranted to be of satisfactory quality, comply with specification and free from defects in components (subject to the Company being able to prove they comply with specification) and workmanship. The products are warranted for a period of 12 months from the date of delivery. In the event that product fails to comply with this warranty, within 5 days of receipt the customer can return the product for replacement or beyond this period return the product for repair. For items repaired, the cost of the repair is expensed at the time it is incurred. Axiom Manufacturing Services does not estimate how much will be warranted as the amount in the past has not been material.

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the

Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. The amount borrowed under this facility is shown in checks in excess of cash in bank on the Balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Current Account

$       2,640

Deposit Account

$1,961,640

Invoice Finance

 ($2,430,087)

Dollar Account

($          515)

Unpresented Checks

 ($1,701,628)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” which requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since FAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s results of operations and financial position.

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

4.  INVOICE DISCOUNTING

The invoice discounting facility is a confidential invoice discounting function provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $3.8million. We retain the administration of the sales ledger. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate. The borrowings on this account are shown in Checks in Excess of Cash in Bank.

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

$34

9.  DEFERRED INCOME

In July 2002, the Company received grant aid of $4.7million from the Welsh Assembly Government. Further grant aid in the amount of $392,000 was received in September 2006. This funding was to assist in the acquisition of a number of fixed assets including the property at Technology Park, Newbridge, Newport and to safeguard jobs following the decision by Aiwa Europe Limited to end original equipment production at Newbridge in South Wales. The Welsh Assembly Government has been given security in the form of a first lien on the land and buildings at Technology Park, Newbridge and has the right to require the repayment of

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31 2008 and 2007

part or the entire grant under certain circumstances. The Company has treated the grant in aid as deferred income and recognises monthly amortization of the grant. The value of the monthly amortization of the grant was originally based in 2002 on estimates of the relative costs for the asset purchases and staff costs. The Company has transferred ownership of the land and buildings to Axiom M S Limited in January 2009 therefore, the balance on the grant has been amortised in full during the 2008 financial year. Management relied on FASB 1126 (8) to account for the original amounts of grant aid.

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