Form 10-Q/A
period 2009-03-31
OXFORD TECHNOLOGIES INC
filed 2009-09-10
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 (State or other jurisdiction of incorporation or organization         (I.R.S. Employer Identification No.)

80 WALL STREET, SUITE 818, NEW YORK, NEW YORK             10005

(Address of principal executive offices)                  (Zip Code)

(212) 809-1200

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Item 1.    Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,394	$1,445
Accounts receivable	3,349	3,896
Inventories	4,492	4,528
Other current assets	186	358
Total Current Assets	9,421	10,227

Property and equipment, net of accumulated depreciation
of $25,455 and $25,798	9,941	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	405	414
Security Deposits	41	42

Total Assets	$19,808	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,914	$1,571
Accounts payable - related party	150	152
Taxes payable	303	323
Checks in excess of cash in bank	1,595	2,168
Accrued expenses and other payables	567	655
Capital leases - current portion	404	428
Note payable - related party	1,245	1,273
Deferred income - grant, current portion	8	8
Deferred income - rent	-	-
Total Current Liabilities	6,186	6,578
Long-term Liabilities:
Deferred income, non-current portion	-	-
Capital leases, non-current portion	962	1,098
Total Long-term Liabilities	962	1,098
Total Liabilities	7,148	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,956)	(4,663)
Accumulated deficit	(15,864)	(15,486)
Total Stockholders' Equity	12,660	13,331

Total Liabilities and Stockholders' Equity	$19,808	$21,007

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Month Ended March 31,
	2009	2008
(Dollars in thousands except per share data)	US $'000	US $'000
Net Sales	$4,689	9,195
Cost of Sales	(4,768)	(7,953)
Gross Profit / (Loss)	(79)	1,242
Operating Expenses
Selling, general and administrative	475	1,302
Operating Income / (Loss)	(554)	(60)

Other Income and Expenses
Rental income	220	289
Economic development grant	-	96
Interest income	-	20
Interest expense	(44)	(79)
Net Income / (loss) before income tax benefit	(378)	266

Income tax (liability) / benefit	-	-

Net Income / (Loss)	$(378)	266

Other comprehensive income / (loss)
Foreign currency translation	(293)	(9)
Total comprehensive income / (loss)	$(671)	257

Basic and diluted earnings / (loss) income per common share	$(0.02)	0.01

Weighted average common shares outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Months Ended
	Mar 31, 2009	Mar 31, 2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$(378)	$266
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	156	300
Deferred taxation	-	-
Amortization of grant received	-	(95)
Changes in operating assets and liabilities:
Accounts receivable	456	(473)
Inventories	(64)	(681)
Other current assets	167	(256)
Accounts payable	376	834
Security deposits	-	-
Taxes payable	(13)	(256)
Accrued expenses and other payables	(98)	574
Interest payable - related party	24	-
Deferred income - rent	-	(266)
Cash provided by (used in) operating activities	626	(53)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,410)
Cash provided by (used in) investing activities	-	(1,410)

Cash Flows from Financing Activities:
Contributed capital
Checks in excess of bank balance	(520)	1,473
Proceeds from stockholders loans	-	-
Proceeds from capital leases	-	-
Payments from note payable - related party	-	(2)
Principal payments on capital leases	(127)	(58)
Principal payments on notes payable	-	-
Cash provided by (used in) financing activities	(647)	1,413

Effect of foreign currency translation on cash	(30)	1

Net increase (decrease) in cash & cash equivalents	(51)	(49)

Cash and Cash Equivalents, Beginning	1,445	213

Cash and Cash Equivalents, Ending	$1,394	$162

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$30

Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$379

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

	March 31, 2009	December 31, 2008
	$’000	$’000

Raw Materials	$2,520	$2,742
Work in Progress	1,675	1,102
Finished Goods	297	684

Total Inventory	$4,492	$4,528

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

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Current Account

$       3,065

Deposit Account

$   982,151

Invoice Finance

($1,356,129)

Dollar Account

($          516)

Unpresented Checks

 ($1,223,056)

Recently Issued Accounting Pronouncements - In May 2008, The FASB issued SFAS No 162 “the Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The board believes it is the entity that is responsible for selecting accounting principles for financial statements. This Statement is effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the consolidated financial statements.

3.  LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward looking statements can be identified by the use of such verbs as “expect”, “anticipate”, “believe” or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

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

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support.

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

•

Medical devices

•

Industrial control equipment

•

Domestic appliances

•

Computer and related products

•

Testing and instrumentation products

•

Ministry of Defense products

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

RESULTS OF OPERATIONS

Three month periods ending March 31, 2009 and 2008

Revenues

Revenues for the three month period ended March 31, 2009 were $4.7 million which is a decrease of $4.5 million or 49% as compared to $9.2 million for the same period in 2008.  Revenue decreases are attributable to the declining market conditions.  Many of Axiom’s clientele have either reduced or postponed orders for product during the reporting period.

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

For the three months ended March 31, 2009, net cash provided by operating activities was $626,000 as compared to ($53,000) used in operating activities in the same period of the prior year. This amount is mainly made up of decreases in ‘accounts receivable’.

Net cash used in financing activities for the three month period ended March 31, 2009 was ($647,000), as compared to $1,413,000 provided by financing activities for the same period of the previous year. The amount is mainly made up of decreases in ‘checks in excess of bank’.

For the three months ended March 31, 2009, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,716,960 subject to the level of qualifying sales invoiced and a bank overdraft limit of $142,960. Interest rates are calculated with reference to bank base rates.  At March 31, 2009, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2009:

Description                  Amount                        Term

------------------------  --------------------   ----------------------

Invoice discounting

$ 1,356,000

Ongoing until facility terminated

Inter-company Loan

$    557,000

Finance lease agreements

$    958,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable                    $ 1,245,000          Payable in full on 31 December 2009

-----------------------------------------------------------------------

Total

 $4,116,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Accounts payable – related party

$150,000

Capital lease – current portion

$100,000

Capital lease – non current portion

$307,000

                        $557,000

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

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

Management, including our Principal Executive Officer and Principal Financial Officer, concluded that the delay necessitated a conclusion that the Company’s disclosure controls and procedures were ineffective as of March 31, 2009.  The management has concluded that the delay was largely the result of (i) the later start of our audit process, and (ii) inadequate coordination between our operating subsidiary’s statutory auditors in the UK and our U.S. public accountants.

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

PART II

OTHER INFORMATION

Item 1.  Legal Information

None.

Item 1A. Risk Factors

N/A

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

None

Item 3.  Defaults upon Senior Securities

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

September 9, 2009