Form 10-Q
period 2009-09-30
OXFORD TECHNOLOGIES INC
filed 2009-11-20
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 000-49854

OXFORD TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3615974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification number)

80 Wall Street, Suite 818, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 809-1200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.   Yes [  ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company x
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,564,002 shares of common stock as of November 17, 2009.

Item 1.  FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:	(unaudited)
Cash and cash equivalents	$2,408	$1,445
Accounts receivable	3,118	3,896
Inventories	4,964	4,528
Other current assets	559	358
Total Current Assets	11,049	10,227

Property and equipment, net of accumulated depreciation
of $29,235 and $25,798	10,648	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	455	414
Security Deposits	44	42

Total Assets	$22,196	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,618	$1,571
Accounts payable - related party	219	152
Taxes payable	352	323
Checks in excess of cash in bank	1,659	2,168
Accrued expenses and other payables	529	655
Capital leases - current portion	524	428
Note payable - related party	1,399	1,273
Deferred income - grant, current portion	9	8
Deferred income - rent	705	-
Total Current Liabilities	8,014	6,578
Long-term Liabilities:

Capital leases, non-current portion	1,013	1,098
Total Long-term Liabilities	1,013	1,098
Total Liabilities	9,027	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive loss	(3,393)	(4,663)
Accumulated deficit	(16,918)	(15,486)
Total Stockholders' Equity	13,169	13,331

Total Liabilities and Stockholders' Equity	$22,196	$21,007

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2008	2009	2008
(Dollars in thousands except per share data)	US $000		US $000
Net Sales	$5,990	8,419	$16,242	28,237
Cost of Sales	6,140	7,273	16,541	24,304
Gross Profit / (Loss)	(150)	1,146	(299)	3,933
Operating Expenses
Selling, general and administrative	638	1,169	1,726	3,899
Operating Income / (Loss)	(788)	(23)	(2,025)	34

Other Income and Expenses
Rental income	250	293	713	869
Grant income	15	35	15	141
Interest income	2	27	2	63
Interest expense	(50)	(79)	(137)	(244)
Net Income / (loss) before income tax benefit	(571)	253	(1,432)	863

Income tax (liability) / benefit	-	-	-	-

Net Income / (Loss)	$(571)	253	$(1,432)	863

Other comprehensive income / (loss)
Foreign currency translation	(440)	(1,911)	1,270	(1,855)
Total comprehensive income / (loss)	(1,011)	(1,658)	(162)	(992)

Basic and diluted earnings / (loss) income per common share	(0.03)	0.01	(0.08)	0.05

Weighted average common shares outstanding	18,564,002	18,564,002	18,564,002	18,564,002

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Months Ended
	Sep 30, 2009	Sep 30, 2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income (loss)	$(1,432)	$863
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	679	979
Amortization of grant received	-	(115)
Changes in operating assets and liabilities:
Accounts receivable	1,123	2,779
Inventories	12	(910)
Other current assets	(164)	(529)
Accounts payable	862	(82)
Taxes payable	(3)	268
Accrued expenses and other payables	(265)	883
Interest payable - related party	81	-
Deferred income - rent	680	(520)
Cash provided by (used in) operating activities	1,573	3,616

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(2,305)
Cash provided by (used in) investing activities	-	(2,305)

Cash Flows from Financing Activities:
Checks in excess of bank balance	(694)	(2,820)
Proceeds from long-term loan	61	1,461
Proceeds from capital leases	-	1,085
Principal payments on capital leases	(136)	(256)
Increase in Other accumulated Income	(3)	593
Cash provided by (used in) financing activities	(772)	63

Effect of foreign currency translation on cash	162	-

Net increase (decrease) in cash & cash equivalents	963	1,374

Cash and Cash Equivalents, Beginning	1,445	213

Cash and Cash Equivalents, Ending	$2,408	$1,587

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$57	$-
Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

OXFORD TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

	September 30, 2009	December 31, 2008
	$000	$000

Raw Materials	$3,000	$2,742
Work in Progress	1,617	1,102
Finished Goods	347	684
Total Inventory	$4,964	$4,528

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in Excess of Cash in Bank on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of Collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on the invoice discounting facility amounted to $ 431,000 for the period September 30, 2009 this amount is shown within ‘Checks in Excess of Cash in Bank’. Charges incurred amounted to $ 11,200 for this period and is shown within ‘Operating Expenses’.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	September 30, 2009	December 31, 2008
	$000	$000

Current Account	$14	$3
Deposit Account	482	1,962
Invoice Finance	(431)	(2,430)
Unpresented Checks	(1,724)	(1,703)
	$(1,659)	$(2,168)

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855),

"Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.  LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the Company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 17, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS.

Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q contains forward-looking statements. Such statements are based upon beliefs of management as well as assumptions made by and information currently available to management of the Company as of the date of this report. These forward-looking statements can be identified by the use of such verbs as “expect”, “anticipate”, “believe” or similar verbs or conjugations of such verbs. If any of these assumptions prove incorrect or should unanticipated circumstances arise, the actual results of the Company could materially differ from those anticipated by such forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

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

RESULTS OF OPERATIONS

Three month periods ending September 30, 2009 and 2008

Revenues

Revenues for the three month period ending September 30, 2009 were 29% less than the same period of the previous year at $6 million, September 30, 2008 $8.4 million. The decrease is partly due to the fall in the dollar / sterling exchange rate and the reduction in customer orders for the quarter.

Cost of Sales

Cost of Sales for the three month period ending September 30, 2009 was $6.1million which is a 16% decrease on the same period of the previous year. The decrease is due to a decrease in sales. Cost of sales as a percentage of sales for the three month period ending September 30, 2009 was 103% compared to 86% for the three months ending September 30, 2008. This increase is due to a number of products that were costing more than they were originally at the time the selling price was quoted to the customer. Therefore Axiom Manufacturing Services Limited was absorbing the cost as the increased cost had not been passed onto the customer. This was an oversight on the part of Axiom Manufacturing Services Limited which is in the process of being rectified.

Operating Expenses

Operating expenses for the three month period ending September 30, 2009 showed a decrease of 45%. This decrease is mainly due to less being spent on recruitment, wages and marketing.

Rental Income

For the three month period ending September 30, 2009 rental income showed a decrease of $43,000 from $293,000 for the period of the previous year. This decrease is from the currency fluctuation on the dollar / sterling exchange rate.

Interest expenses

Interest expenses for the three month period ending September 30, 2009 were $50,000 compared to $79,000 for the same three months ending September 30, 2008. This decrease of 37% is due to the decrease in the UK interest rate.

Nine month periods ending September 30, 2009 and 2008

Revenues

Revenues for the nine month period ending September 30, 2009 were $16.2 million which is a decrease of $12 million or 43% as compared to $28.2 million for the same period in 2008.  Revenue decreases are attributable to the declining market conditions.  Many of Axiom’s clientele have either reduced or postponed orders for product during the reporting period.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ending September 30, 2009, cost of sales was $16.5 million as compared to $24.3 million for the nine months ended September 30, 2008. This decrease of 32% is due to a decrease in sales for the same period.  Furthermore, Axiom discovered that various costs were allocated incorrectly, and products were sold at below margin values. The products are now in the process of being re-quoted whereby customers will need to agree to an increased selling price.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by 56% to $1.7 million for the nine months ending September 30, 2009. The decrease is as a result of lower spending on training and marketing.

Rental Income

For the period ended September 30, 2009, rental income was $713,000 as compared to $869,000 for the same period of the previous year. This is due to the amount of unused warehouse space being let to an existing tenant being reduced.

Interest expenses

Interest expense for the nine months ended September 30, 2009 was $137,000 as compared to $244,000 for the same period of the previous year. The decrease is mainly due to the decrease in the interest rate in the UK.

Net Income (loss)

As a result of the factors discussed above, for the nine month period ending September 30, 2009, net loss was $1,432,000 as compared to net income of $863,000 for the nine month period ending September 30, 2008. This resulted in a basic loss per share of $0.08 on weighted average common shares outstanding of 18,564,002 for the nine month period ended September 30, 2009 as compared to basic income per share of $0.05 on 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2009, the Company had cash and cash equivalents of around $2,408,000.

For the nine months ended September 30, 2009, net cash provided by operating activities was $1,573,000 as compared to $3,616,000 provided in operating activities in the same period of the prior year. This amount is mainly made up of decreases in ‘accounts receivable’.

Net cash used in financing activities for the nine month period ended September 30, 2009 was ($772,000), as compared to $63,000 provided by financing activities for the same period of the previous year. The amount is mainly made up of decreases in ‘checks in excess of bank’.

For the nine months ended September 30, 2009, short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $4,178,096 subject to the level of qualifying sales invoiced and a bank overdraft limit of $160,696. Interest rates are calculated with reference to bank base rates.  At September 30, 2009, interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2009:

Description                  Amount $000                      Term

------------------------  --------------------   ----------------------------------------------------------------

Invoice discounting

431

Ongoing until facility terminated

Inter-company Loan

797

Finance lease agreements

959

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable

1,399

Payable in full on 31 December 2009

--------------------------------------------------------------------------------------------------------------

Total                                  3,586

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Accounts payable – related party

$219,000

Capital lease – current portion

$176,000

Capital lease – non current portion

$402,000

$797,000

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

ITEM 4.   Controls & Procedures

 (a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

As used herein, the term “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.                         Description

----------  -----------------------------------------------------------

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

Date:  November 20, 2009