Form 10-K/A
period 2008-12-31
OXFORD TECHNOLOGIES INC
filed 2009-11-27
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

OXFORD TECHNOLOGIES INC.

Table of Contents

		Page
PART I.
Item 1.	Description of Business	5
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	12
Item 2.	Description of Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II.
Item 5.	Market for Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management's Discussion and Analysis or Plan of Operations	13
Item 8.	Financial Statements and Supplementary Data	19
Item 8A.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	19
Item 9A.	Controls and Procedures	20
Item 9B.	Other Information	21

PART III.
Item 10.	Directors and Executive Officers of the Registrant	21
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	24
Item 13.	Certain Relationships and Related Transactions	24
Item 14.	Principal Accountant Fees and Services	25

PART IV.
Item 15.	Exhibits and Financial Statements Schedules	25

	Signatures	26

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

Ministry of Defense products

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year Ended December 31,	2008		2007
	US $'000		US $'000
	Amount	%	Amount	%
Net Sales	$32,685	100.0	$35,051	100.0
Cost of sales	29,050	88.9	30,804	87.9
Gross profit	3,635	11.1	4,247	12.1
Operating expenses	4,941	15.1	4,377	12.5
Operating income (loss)	(1,306)	(4.0)	(130)	(0.4)
Other income and expenses	1,897	5.8	1,443	4.1
Income (loss) before income taxes	591	1.8	1,313	3.7
Income tax (expense) benefit	17	0.1	(154)	(0.4)
Net income (loss)	$608	1.9	$1,159	3.3

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

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. These were $4.94 million in 2008 as compared to $4.37million in 2007, an increase of $0.57million, or 13%.

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

For the year ended December 31, 2008, the government economic development grant was amortized in the amount of $1,185,000 as compared to $562,000 for the year ended December 31, 2007. The grant was made by the Welsh Assembly Government to Axiom under Section 7 of the Industrial Development Act 1982: Regional Selective Assistance Grants to assist with a project to purchase the land, buildings and plant and machinery for contract electronics manufacture at Technology Park, Newbridge, Newport, United Kingdom. The grant is payable in two installments:

(i)    When Axiom has defrayed $13.2million on fixed assets for the project and secured 180 jobs, $5.09million payable.

(ii)   At least 1 year after the first installment when Axiom has defrayed $14.0million in total and 180 jobs safeguarded and a further 70 new full time jobs created, $966,000 payable. This has now been revised downwards to 180 jobs safeguarded and a further 35 new full time jobs created, $322,000 payable.

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

Interest Expense

Interest expense for the year ended December 31 2008, was $478,000 which shows an increase of $73,000 or 18% compared to $405,000 for the year ended December 31, 2007.

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

The following summarizes our debt and other contractual obligations at December 31, 2008:

          Description                  Amount                             Term

----------------------------  --------------------   ----------------------------------------------------------------------------------------

Invoice discounting          $  2,430,000        Ongoing until facility terminated

Long term loan                 $  1,273,000        Payable in full on December 31, 2009

Inter-company Loan         $     620,000

Finance lease agreements $  1,057,000         Mix of 3 & 10 yr term commencing August 2005 to Dec 2008

-------------------------------------------------------------------------------------------------------------------------------------------

       Total                            $ 5,380,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages 27 through 39 of this Form 10-K.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and Child, Van Wagoner & Bradshaw, PLLC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw PLLC would have caused them to make reference to the subject matter of the disagreement in connection with its report.  Further Child, Van Wagoner & Bradshaw PLLC has not advised the Company that:

         (1)  Internal controls necessary to develop reliable financial statements did not exist; or

         (2)   information has come to the attention of Child, Van Wagoner & Bradshaw PLLC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

         (3)  the scope of the audit should be expanded significantly, or information has come to the attention of Child, Van Wagoner & Bradshaw PLLC that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31 2008.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Despite the conclusion that our disclosure controls and procedures were effective as of December 31, 2008, we had a control deficiency so that we failed to file our Annual Report on Form 10-K for the fiscal years ended December 31, 2008 and 2007 within the time periods specified by the SEC.  The delay was largely the result of (i) later start of our audit process, and (ii) inadequate coordination between our operating subsidiary’s statutory auditors in the UK and our registered public accounting firm in the US.

The deficiency as mentioned above is neither a material weakness nor a significant deficiency under the definitions of Rule 12b-2 of the Exchange Act.  When considering the effect of other compensating controls, such deficiency had no impact on our disclosure controls and procedures, and had no impact on our internal control over financial reporting and financial reporting per se.

Following our 2008 Annual Report, we have taken measures to address such deficiency through the following actions:

•    Start our annual audit and quarterly review earlier; and

•    Perform additional procedures to ensure better coordination between our UK auditors and US registered public accounting firm.

We will continue to consider measures to improve the quality and timeliness of reporting and will continue to evaluate and address any issues we identify relating to the processes and resources necessary for effective disclosure controls and procedures.

(b) Management’s report on internal control over financial reporting

The management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over our financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on our evaluation of our internal controls as of December 31, 2008, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

Specimen Form of the Company's Stock Certificate (Incorporated by reference to Exhibit 4 to the Company's Amendment No. 1 to the Registration Statement on Form 10-SB, filed on July 29, 2002, Commission File No. 0-49854).

10.1

Invoice Finance Letter Agreement dated March 27, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Amendment No. 1 to its Annual Report on Form 10-K/A, filed on September 10, 2009, Commission File No. 0-49854).

10.2

Agreement for the Purchase of Debts dated August 2, 2002 (filed herewith).

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

Dated:  November 25, 2009

By: /s/ Jacinta Sit

Jacinta Sit, President

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature Capacity

Date

/s/ Jacinta Sit

Jacinta Sit

President, Chief Financial Officer

November 25, 2009

 (Principal executive officer,

Principal financial officer and

Principal accounting officer and Director)

/s/ Vivian Lee-Yu Lam

Vivian Lee-Yu Lam

Director and Secretary

November 25, 2009

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

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007
(Dollars in thousands except per share data)	US $'000	US $'000
Net Sales	$32,685	$35,051
Cost of Sales	29,050	30,804
Gross Profit	3,635	4,247
Operating Expenses
Selling, general and administrative	4,941	4,377
Operating Income (Loss)	(1,306)	(130)

Other Income and Expenses
Rental income	1,110	1,205
Economic development grant	1,185	562
Interest income	80	81
Interest expense	(478)	(405)
Net Income before income tax benefit	591	1,313

Income tax (expense) benefit	17	(154)

Net Income (Loss)	$608	$1,159

Other comprehensive income (loss)
Foreign currency translation	(4,700)	37
Total comprehensive income (loss)	$(4,092)	$1,196

Basic and diluted earnings (loss) income per common share	$0.03	$0.06

Weighted average common shares outstanding	18,564,002	18,564,002

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

OXFORD TECHNOLOGIES

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

DECEMBER 31, 2008 AND 2007

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the Company, a chattels mortgage over fixed assets and a second charge on the building at Technology Park, Newbridge, South Wales. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on this facility amounted to $2.4 million at December 31,  2008 and $4.0 million at December 31, 2007. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.17million for the year ended December 31, 2008 compared to $0.14million for the year ended December 31, 2007. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.04 million to 31 December 2008 as compared to $0.03 for the same period of the prior year. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	December 30, 2008	December 31, 2007
	$000	$000

Current Account	$3	$105
Deposit Account	1,962	1,691
Invoice Finance	(2,430)	(2,896)
Unpresented Checks	(1,703)	(2,744)
Total	$(2,168)	$(3,844)

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

4.  INVOICE DISCOUNTING

The invoice discounting facility is a confidential invoice discounting function provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $3.8million. We retain the administration of the sales ledger. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable plus a chattels mortgage on specified fixed assets and a second charge on the property at Technology Park, Newbridge, Newport, United Kingdom. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate. The borrowings on this account are shown in Checks in Excess of Cash in Bank. Charges and borrowings are shown in the table below.

	2008	2007
	USD $'000	USD $'000

Borrowings	2,430	3,961
Charges	35	27
Interest	169	143

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

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2008 and 2007:

	2008	2007
	USD $'000	USD $'000
Facilities and Maintenance	$1,138	$1,532
Other personnel costs	2,200	1,688
Bank charges	291	58
Advertising & promotion	108	121
Indirect materials	161	246
Travel	62	75
Other	981	657

Total	$4,941	$4,377

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

16.  SUBSEQUENT EVENTS

On January 21, 2009, Axiom Manufacturing Services Limited transferred the building to Axiom MS Limited. Axiom MS Limited is Oxford Technologies Inc wholly-owned subsidiary. The building was transferred at historical cost minus accumulated depreciation.