Form 10-Q/A
period 2009-03-31
OXFORD TECHNOLOGIES INC
filed 2009-11-27
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,564,002 shares of common stock as of May 15, 2009.

Item 1.  FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,394	$1,445
Accounts receivable	3,349	3,896
Inventories	4,492	4,528
Other current assets	186	358
Total Current Assets	9,421	10,227

Property and equipment, net of accumulated depreciation
of $25,455 and $25,798	9,941	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	405	414
Security Deposits	41	42

Total Assets	$19,808	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,914	$1,571
Accounts payable - related party	150	152
Taxes payable	303	323
Checks in excess of cash in bank	1,595	2,168
Accrued expenses and other payables	567	655
Capital leases - current portion	404	428
Note payable - related party	1,245	1,273
Deferred income - grant, current portion	8	8
Total Current Liabilities	6,186	6,578
Long-term Liabilities:
Capital leases, non-current portion	962	1,098
Total Long-term Liabilities	962	1,098
Total Liabilities	7,148	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,956)	(4,663)
Accumulated deficit	(15,864)	(15,486)
Total Stockholders' Equity	12,660	13,331

Total Liabilities and Stockholders' Equity	$19,808	$21,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three-Month Ended March 31,
	2009	2008
(Dollars in thousands except per share data)	US $'000	US $'000
Net Sales	$4,689	9,195
Cost of Sales	(4,768)	(7,953)
Gross Profit / (Loss)	(79)	1,242
Operating Expenses
Selling, general and administrative	458	1,262
Operating Income / (Loss)	(537)	(20)

Other Income and Expenses
Rental income	220	289
Economic development grant	-	96
Interest income	-	20
Interest expense	(61)	(119)
Net Income / (loss) before income tax benefit	(378)	266

Income tax (liability) / benefit	-	-

Net Income / (Loss)	$(378)	266

Other comprehensive income / (loss)
Foreign currency translation	(293)	(9)
Total comprehensive income / (loss)	$(671)	257

Basic and diluted earnings / (loss) income per common share	$(0.02)	0.01

Weighted average common shares outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three-Months Ended
	Mar 31, 2009	Mar 31, 2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$(378)	$266
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	156	300
Amortization of grant received	-	(95)
Changes in operating assets and liabilities:
Accounts receivable	456	(473)
Inventories	(64)	(681)
Other current assets	167	(256)
Accounts payable	376	834
Taxes payable	(13)	(256)
Accrued expenses and other payables	(98)	574
Interest payable - related party	24	-
Deferred income - rent	-	(266)
Cash provided by (used in) operating activities	626	(53)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(1,410)
Cash provided by (used in) investing activities	-	(1,410)

Cash Flows from Financing Activities:
Checks in excess of bank balance	(520)	1,473
Payments from note payable - related party	-	(2)
Principal payments on capital leases	(127)	(58)
Cash provided by (used in) financing activities	(647)	1,413

Effect of foreign currency translation on cash	(30)	1

Net increase (decrease) in cash & cash equivalents	(51)	(49)

Cash and Cash Equivalents, Beginning	1,445	213

Cash and Cash Equivalents, Ending	$1,394	$162

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$20	$30
Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$379

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

	March 31, 2009	December 31, 2008
	$000	$000

Raw Materials	$2,520	$2,742
Work in Progress	1,675	1,102
Finished Goods	297	684
Total Inventory	$4,492	$4,528

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in Excess of Cash in Bank on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3.  Borrowings on this facility amounted to $1.4 million at March 31, 2009. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.02million for the period ended March 31, 2009. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.02 million to 31 March 2009. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	March 31, 2009	December 31, 2008
	$000	$000

Current Account	$2	$3
Deposit Account	982	1,962
Invoice Finance	(1,356)	(2,430)
Unpresented Checks	(1,223)	(1,703)
	$(1,595)	$(2,168)

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

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by $804,000 or 64% to $458,000 for the three months ended March 31, 2009. The decrease is as a result of lower spending on training, test equipment, marketing and repairs and maintenance costs.

Rental Income

For the period ended March 31, 2009, rental income was $220,000 as compared to $289,000 for the same period of the previous year. This is due to the amount of unused warehouse space being let to an existing tenant being reduced.

Interest expenses

Interest expense for the three months ended March 31, 2009 was $61,000 as compared to $119,000 for the same period of the previous year. The decrease is mainly due to the decrease in currency movement in the US dollar against the British pound.

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

The following summarizes our debt and other contractual obligations at March 31, 2009:

Description                  Amount                        Term

--------------------------------  --------------------   ---------------------------------------------------------------------------------------

Invoice discounting
$ 1,356,000

Ongoing until facility terminated

Inter-company Loan

$    557,000

Finance lease agreements
$ 958,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
$ 1,245,000

Payable in full on 31 December 2009

-----------------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 4(T).   Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Despite the conclusion that our disclosure controls and procedures were effective as of March 31, 2009, we had a control deficiency so that we failed to file our Annual Report on Form 10-K for the fiscal years ended December 31, 2008 and 2007 within the time periods specified by the SEC.  The delay was largely the result of (i) later start of our audit process, and (ii) inadequate coordination between our operating subsidiary’s statutory auditors in the UK and our registered public accounting firm in the US.

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

Not Applicable.

Item 3.  Defaults upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.                         Description

----------  -----------------------------------------------------------------------------------------------------------------------------------------

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

Oxford Technologies, Inc.

By:  /s/ Jacinta Sit

Jacinta Sit, President and Chief Financial Officer

November 25, 2009