Form 10-Q/A
period 2009-06-30
OXFORD TECHNOLOGIES INC
filed 2009-11-27
CIK 1169567

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,564,002 shares of common stock as of August 6, 2009.

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

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$5,300	$10,629	$10,252	$19,818
Cost of sales	5,365	9,083	10,401	17,031
Gross profit (loss)	(65)	1,546	(149)	2,787

Operating Expenses
Selling, general and administrative	571	1,400	1,055	2,662

Operating income (loss)	(636)	146	(1,204)	125

Other income and expenses
Rental income	231	288	463	576
Economic development grant	-	11	-	107
Interest income	-	16	-	36
Interest expense	(56)	(113)	(120)	(233)

Net income (loss) before income tax	$(461)	$348	$(861)	$611

Income tax (liability) benefit	-	-	-	-

Net income (loss)	(461)	348	(861)	611
Foreign currency translation	2,003	(47)	1,710	(55)
Other comprehensive income (loss)	1,542	301	849	556

Basic and dilute income (loss) per share	$(0.02)	$0.02	$(0.05)	$0.03

Weighted average common shares outstanding	18,564,002	18,564,002	18,564,002	18,564,002

The accompanying notes are an integral part of the condensed consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended June 30,
	2009	2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$(861)	$611
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	542	650
Amortization of grant received	-	(107)
Changes in operating assets and liabilities:
Accounts receivable	(689)	(18)
Inventories	357	(868)
Other current assets	(323)	(802)
Accounts payable	1,287	497
Tax payable	98	215
Accrued expenses and other payables	(380)	64
Interest payable - related party	51	-
Deferred income - rent	-	(533)
Cash provided by (used in) operating activities	82	(291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(69)	(1,843)
Cash provided by (used in) investing activities	(69)	(1,843)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance	(54)	683
Principal payments on capital leases	(35)	(141)
Payments from RP payable	-	667
Proceeds from capital leases	-	858
Cash provided by (used in) financing activities	(89)	2,067

Effect of foreign currency translation on cash	184	(2)

Increase (decrease) in cash and cash equivalents	108	(69)

Cash and Cash Equivalents, Beginning	$1,445	$213

Cash and Cash Equivalents, Ending	$1,553	$144

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$14	$30
Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$717
Equipment obtained under 100% debt financing	$-	$-

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

	June 30, 2009	December 31, 2008
	$000	$000

Raw Materials	$2,784	$2,742
Work in Progress	1,582	1,102
Finished Goods	378	684
Total Inventory	$4,744	$4,528

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. The maximum advance limit is $4,312,620. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in excess of cash in bank on the balance sheet. Borrowings on this facility amounted to $2.3 million at 30 June 2009. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.03million for the six month period ending June 30, 2009. The interest charged on this facility is included within interest expense under ‘other income and expenses’. Charges incurred amounted to $0.03 million to 30 June 2009. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	June 30, 2009	December 31, 2008
	$000	$000

Current Account	$4	$3
Deposit Account	1,139	1,962
Invoice Finance	(2,270)	(2,430)
Unpresented Checks	(1,269)	(1,703)
	$(2,396)	$(2,168)

3.   LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through July 22, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by $1.6 million or 59% to $1.06million for the six months ended June 30, 2009. The decrease is as a result of lower spending on recruitment, test equipment, and marketing.

Rental Income

For the period ended June 30, 2009, rental income was $463,000 as compared to $576,000 for the same period of the previous year. The actual sterling value of rental income has increased but due to the decrease in the US Dollar against the British Pound the dollar value has decreased. The increase in rental income is due to more storage space being used by the existing tenant.

Interest expenses

Interest expense for the six months ended June 30, 2009 was $120,000 as compared to $233,000 for the same period of the previous year. The decrease is mainly due to the decrease in interest rates with the Bank of England base rate dropping from 5% in June 2008 to 0.5% in June 2009.

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

The following summarizes our debt and other contractual obligations at June 30, 2009:

Description                  Amount                        Term

------------------------  --------------------   ---------------------------------------------------------------------------------------------------

Invoice discounting
$ 2,270,000

Ongoing until facility terminated

Inter-company Loan

$    833,000

Finance lease agreements
$ 1,022,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
$ 1,444,000

Payable in full on 31 December 2009

---------------------------------------------------------------------------------------------------------------------------------------------------

Total

 $5,569,000

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

ITEM 4.   Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

November 25, 2009	Oxford Technologies, Inc.

/s/ Jacinta Sit
Jacinta Sit, President (Principal Executive Officer and Principal Financial Officer)