Form 10-Q/A
period 2009-09-30
OXFORD TECHNOLOGIES INC
filed 2009-11-27
CIK 1169567

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,564,002 shares of common stock as of November 25, 2009.

EXPLANATORY NOTE

We are filling this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended September 30, 2009, which was filed with the Securities and Exchange Commission on November 20, 2009 (the “Original Filing”), solely to provide more detailed information on funding arrangements on Note 2 of the Notes to the Financial Statements.  Certain interest expense amounts reflected in the accompanying income statements for the three and nine month periods ended September 30, 2009 have been reclassified from the previously reported. Except for the foregoing, this amendment does not amend the Quarterly Report in any way and does not modify or update any disclosures contained in the Quarterly Report, which continues to speak as of the original date of the Quarterly Report.

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

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2008	2009	2008
(Dollars in thousands except per share data)	US $000		US $000
Net Sales	$5,990	8,419	$16,242	28,237
Cost of Sales	6,140	7,273	16,541	24,304
Gross Profit / (Loss)	(150)	1,146	(299)	3,933
Operating Expenses
Selling, general and administrative	624	1,139	1,682	3,765
Operating Income / (Loss)	(774)	7	(1,981)	168

Other Income and Expenses
Rental income	250	293	713	869
Grant income	15	35	15	141
Interest income	2	27	2	63
Interest expense	(64)	(109)	(181)	(378)
Net Income / (loss) before income tax benefit	(571)	253	(1,432)	863

Income tax (liability) / benefit	-	-	-	-

Net Income / (Loss)	$(571)	253	$(1,432)	863

Other comprehensive income / (loss)
Foreign currency translation	(440)	(1,911)	1,270	(1,855)
Total comprehensive income / (loss)	(1,011)	(1,658)	(162)	(992)

Basic and diluted earnings / (loss) income per common share	(0.03)	0.01	(0.08)	0.05

Weighted average common shares outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in Excess of Cash in Bank on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of Collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on the invoice discounting facility amounted to $ 431,000 for the period September 30, 2009 this amount is shown within ‘Checks in Excess of Cash in Bank’. Interest expense amounted to $44,000 for the nine months ending September 30, 2009. The interest charged on this facility is included within interest expense under ‘other income and expenses’. Charges incurred amounted to $35,000 for this period and is shown within ‘Operating Expenses’.

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

ITEM 2. MANAGEMENT’S DISCUSSION & ANALYSIS OR PLAN OF OPERATIONS

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

Interest expenses

Interest expenses for the three month period ending September 30, 2009 were $64,000 compared to $109,000 for the same three months ending September 30, 2008. This decrease of 41% is due to the decrease in the UK interest rate.

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

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses have decreased by 55% to $1.7 million for the nine months ending September 30, 2009. The decrease is as a result of lower spending on training and marketing.

Rental Income

For the period ended September 30, 2009, rental income was $713,000 as compared to $869,000 for the same period of the previous year. This is due to the amount of unused warehouse space being let to an existing tenant being reduced.

Interest expenses

Interest expense for the nine months ended September 30, 2009 was $181,000 as compared to $378,000 for the same period of the previous year. The decrease is mainly due to the decrease in the interest rate in the UK.

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

The following summarizes our debt and other contractual obligations at September 30, 2009:

Description                  Amount $000                      Term

-----------------------------------  --------------------   ----------------------------------------------------------------------------------------

Invoice discounting
431

Ongoing until facility terminated

Inter-company Loan

797

Finance lease agreements
959

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
1,399

Payable in full on 31 December 2009

---------------------------------------------------------------------------------------------------------------------------------------------------

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

Date:  November 25, 2009