Form 10-Q/A
period 2009-03-31
OXFORD TECHNOLOGIES INC
filed 2010-04-01
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of March 31, 2010.

OXFORD TECHNOLOGIES, INC

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Explanatory Note

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (No. 2) for the quarter ended March 31, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 2) for the fiscal quarter ended March 31, 2009, filed with the SEC on November 27, 2009 (the “Original Filing”).

The Original Filing is being amended to: (1) revise our disclosure regarding “Cost of Sales” and “Operating Expenses” on Results of Operations for the three month periods ending March 31, 2009 and 2008 of Item 2, “Management’s Disclosure and Analysis or Plan of Operation” by adding additional information.  Although $543,000 of the Cost of Sales is re-classified as Operating Expenses, this amendment has no impact on the balance sheet and net loss.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A (No. 3) contains new certifications by the Company’s principal executive officer and the Company’s principal financial and accounting officer, filed as exhibits hereto.

Except as set forth above, all other information in the Company’s Original Filing remains unchanged, and the Company has not updated or amended the disclosure contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q.

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

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2009	2008
	restated
	US $'000	US $'000

Net Sales	4,689	9,195
Cost of Sales	(4,225)	(7,953)
Gross Profit / (Loss)	464	1,242

Operating Expenses
Selling, general and administrative	1,001	1,262
Operating Income / (Loss)	(537)	(20)

Other Income and Expenses
Rental income	220	289
Economic development grant	-	96
Interest income	-	20
Interest expense	(61)	(119)
Net Income / (Loss) before Income Tax Benefit	(378)	266

Income tax benefit / (loss)	-	-
Net Income / (Loss)	(378)	266

Other Comprehensive Income / (Loss)
Foreign currency translation	(293)	(9)

	(671)	257

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.02)	(0.01)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

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

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

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

On July 29, 2008 The Company acquired 100% of the share capital (1,000 shares) of Axiom MS Limited (“AMS”). AMS was incorporated on July 29, 2008 to seek new business opportunities

Axiom’s principal office and manufacturing facility is located at Technology Park, Newbridge, South Wales, United Kingdom. AMS is the owner of the above mentioned facility.

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

Inventory – Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded

.

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in Excess of Cash in Bank on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3.  Borrowings on this facility amounted to $1.4 million at 31 March 2009. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Charges incurred amounted to $0.04 million to 31 March 2009. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	March 31, 2009	December 31, 2008
	$000	$000

Current Account	$2	$3
Deposit Account	982	1,962
Invoice Finance	(1,356)	(2,430)
Unpresented Checks	(1,223)	(1,703)
Total Inventory	$(1,595)	$(2,168)

Recently Issued Accounting Pronouncements - In May 2008, The FASB issued SFAS No 162 “the Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The board believes it is the entity that is responsible for selecting accounting principles for financial statements. This Statement is effective 60 days following SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. SFAS 162 is not expected to have an impact on the consolidated financial statements.

3.  LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4. Restatement

The restatement is due to an error being found in the way we reported our cost of goods sold and operating expenses. The error occurred because a heading in the 10-Q workings spreadsheet called “expense recovery” was used for small amounts of expenditure within the old accounting system. When we transferred to the new accounting system, the accounting staff member assumed the general ledger code “Indirect Overhead – Expense Recovery” was the same thing hence showing this negative balance under operating expenses instead of under cost of sales. The error won’t happen again because now the workings spreadsheet has been amended to pick up this code under cost of sales where it should be.

The net effect of the change was a reclassification of approximately $543,000 between Cost of Sales and Selling, General and Administrative Expenses. The following illustrates those changes:

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three-Months Ended March 31,
	2009	2009
	restated	original
	US $'000	US $'000

Net Sales	4,689	4,689
Cost of Sales	(4,225)	(4,768)
Gross Profit / (Loss)	464	(79)

Operating Expenses
Selling, general and administrative	1,001	458
Operating Income / (Loss)	(537)	(537)

Other Income and Expenses
Rental income	220	220
Economic development grant	-	-
Interest income	-	-
Interest expense	(61)	(61)
Net Income / (Loss) before Income Tax Benefit	(378)	(378)

Income tax benefit / (loss)	-	-
Net Income / (Loss)	(378)	(378)

Other Comprehensive Income / (Loss)
Foreign currency translation	(293)	(293)

	(671)	(671)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.02)	(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

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

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products primarily audio and visual equipment on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000 due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support. On July 29, 2008 The Company acquired 100% of the share capital (1,000 shares) of Axiom MS Limited (“AMS”). AMS was incorporated on July 29, 2008 to seek new business opportunities

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

○     Medical devices

○     Industrial control equipment

○     Domestic appliances

○     Computer and related products

○     Testing and instrumentation products

○     Ministry of Defense products

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

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended March 31, 2009 cost of sales were $4.2 million as compared to $7.9 million for the three months ended March 31, 2008. This decrease of 47% is due to a decrease in sales for the same period.  Cost of sales to revenue percentage increased from 86% on March 31, 2008 to 90% on March 31, 2009.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2009 operating expenses were $1 million compared to $1.3 for the three months ended March 31, 2008 The decrease of 23% is as a result of lower spending on training, test equipment, marketing and repairs and maintenance costs.

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

For the three months ended March 31, 2009, net cash provided by operating activities was $626,000 as compared to $53,000 used in operating activities in the same period of the prior year. This amount is mainly made up of decreases in ‘accounts receivable’.

Net cash used in financing activities for the three month period ended March 31, 2009 was $647,000, as compared to $1,413,000 provided by financing activities for the same period of the previous year. The amount is mainly made up of decreases in ‘checks in excess of bank’.

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

The following summarizes our debt and other contractual obligations at March 31, 2009:

Description	Amount	Term

Invoice discounting	$1,356,000	Ongoing until terminated
Inter-company loan	557,000
Finance lease agreements	958,000	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note payable	1,245,000	Payable in full on December 2009
Total	$4,116,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Accounts payable – related party	$150,000
Capital lease – current portion	100,000
Capital lease - non-current portion	307,000
Total	$557,000

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

ITEM 4(T).   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

The reason our disclosure controls and procedures were ineffective as of March 31, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for March 31.

Management has discussed these material weaknesses with our board of directors and has engaged in the following remediation efforts to ensure that the significant deficiencies do not recur:

(1) Provide additional training to our accounting staff on the requirements of the U.S. generally accepted accounting principles to improve their familiarity with those standards, and ensure their proper application of the U.S. GAAP to various financial transactions; and

(2) Adopt procedures (i) to conduct additional accounting review and control, and (ii) to confirm that our financial statements for each period, present fairly, in all material respects, our financial positions, results of operations and cash flows for the periods presented are in conformity with U.S. generally accepted accounting principles.

These remediation efforts are designed to address the material weaknesses identified and to improve and strengthen our overall control environment.  We believe these actions will prevent significant deficiencies from recurring.

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2009 a change in accounting staff led to a lapse in the review process. Due to this an error in the way we reported our cost of goods sold and operating expenses went undetected. We have now implemented a more thorough review to ensure no such errors occur again.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not Applicable

Item 1A. Risk Factors

Our 2008 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.

Description

31.1

Certification Pursuant to rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Technologies, Inc.

By:  /s/ Vivian Lam Lee Yu

Vivian Lam Lee Yu, President and Chief Financial Officer

April 1, 2010