Form 10-Q/A
period 2009-06-30
OXFORD TECHNOLOGIES INC
filed 2010-04-01
CIK 1169567

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

OXFORD TECHNOLOGIES, INC

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (No. 1) for the quarter ended June 30, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 1) for the fiscal quarter ended June 30, 2009, filed with the SEC on November 27, 2009 (the “Original Filing”).

The Original Filing is being amended to: (1) revise our disclosure regarding “Cost of Sales” and “Operating Expenses” on Results of Operations for the three month periods ending June 30, 2009 and 2008 of Item 2, “Management’s Disclosure and Analysis or Plan of Operation” by adding additional information.  Although $439,000 of the Cost of Sales is re-classified as Operating Expenses, this amendment has no impact on the balance sheet and net loss.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A (No. 2) contains new certifications by the Company’s principal executive officer and the Company’s principal financial and accounting officer, filed as exhibits hereto.

Except as set forth above, all other information in the Company’s Original Filing remains unchanged, and the Company has not updated or amended the disclosure contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q.

Item 1. FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,553	$1,445
Accounts receivable	5,176	3,896
Inventories	4,744	4,528
Other current assets	756	358
Total Current Assets	12,232	10,227

Property and equipment, net of accumulated depreciation
of $29,875 and $25,798	11,195	10,324

Other Long-Term Assets:
Deferred taxation, non-current portion	469	414
Security Deposits	46	42

Total Assets	$23,942	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks drawn in excess of bank balance	$2,396	$2,168
Accounts payable	3,201	1,571
Accounts payable - related party	161	152
Capital leases, current portion	500	428
Taxes payable	475	323
Accrued expenses and other payables	382	655
Deferred income - grant, current portion	9	8
Note payable – related party	1,444	1,273
Total Current Liabilities	8,568	6,578
Long-term Liabilities:
Capital leases, non-current portion	1,194	1,098
	1,194	1,098
Total Liabilities	9,762	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,953)	(4,663)
Accumulated deficit	(16,347)	(15,486)
Total Stockholders' Equity	14,180	13,331

Total Liabilities and Stockholders' Equity	$23,942	$21,007

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	restated		restated
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,563	10,629	10,252	19,818
Cost of Sales	(5,194)	(9,083)	(9,419)	(17,031)
Gross Profit / (Loss)	369	1,546	833	2,787

Operating Expenses
Selling, general and administrative	1,036	1,400	2,037	2,662
Operating Income / (Loss)	(667)	146	(1,204)	125

Other Income and Expenses
Rental income	243	288	463	576
Economic development grant	-	11	-	107
Interest income	-	16	-	36
Interest expense	(59)	(113)	(120)	(233)
Net Income / (Loss) before Income Tax Benefit	(483)	348	(861)	611

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(483)	348	(861)	611

Other Comprehensive Income / (Loss)
Foreign currency translation	2,003	(47)	1,710	(55)

	1,520	301	849	556

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	0.02	(0.05)	0.03

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	Jun 30, 2009	Dec 31, 2008
	$000	$000

Current Account	$4	$3
Deposit Account	1,139	1,962
Invoice Finance	(2,270)	(2,430)
Unpresented Checks	(1,269)	(1,703)
	$(2,396)	$(2,168)

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities law are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets -an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3. LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March 30, 2010.

5. RESTATEMENT

The restatement is due to an error being found in the way we reported our cost of goods sold and operating expenses. The error occurred because a heading in the 10-Q workings spreadsheet called “expense recovery” was used for small amounts of expenditure within the old accounting system. When we transferred to the new accounting system, the accounting staff member assumed the general ledger code “Indirect Overhead – Expense Recovery” was the same thing hence showing this negative balance under operating expenses instead of cost of sales. The error won’t happen again because now the workings spreadsheet has been amended to pick up this code under cost of sales where it should be.

The net effect of the change was a reclassification of approximately $439,000 between Cost of Sales and Selling, General and Administrative Expenses. The following illustrates those changes:

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2009	2009	2009
	restated	original	restated	original
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,563	5,563	10,252	10,252
Cost of Sales	(5,194)	(5,633)	(9,419)	(10,401)
Gross Profit / (Loss)	369	(70)	833	(149)

Operating Expenses
Selling, general and administrative	1,036	597	2,037	1,055
Operating Income / (Loss)	(667)	(667)	(1,204)	(1,204)

Other Income and Expenses
Rental income	243	243	463	463
Economic development grant	-	-	-	-
Interest income	-	-	-	-
Interest expense	(59)	(59)	(120)	(120)
Net Income / (Loss) before Income Tax Benefit	(483)	(483)	(861)	(861)

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(483)	(483)	(861)	(861)

Other Comprehensive Income / (Loss)
Foreign currency translation	2,003	2,003	1,710	1,710

	1,520	1,520	849	849

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	(0.03)	(0.02)	(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2009 and 2008

Revenues

Revenues for the six month period ended June 30, 2009 were $10.3 million which is a decrease of $9.5 million or 48% as compared to $19.8 million for the same period in 2008.  The decrease in sales is due to the financial decline within the UK, customers are being more cautious and keeping their order books to a minimum

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended June 30, 2009, cost of sales was $9.4 million as compared to $17.0 million for the six months ended June 30, 2008. This decrease of 45% is due to a decrease in sales for the same period.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses. For the six months ended June 30, 2009 operating expenses were $2 million compared to $2.7 million for the same period of the previous year. The decrease of 26% is a result of lower spending on recruitment, test equipment, and marketing.

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

The following summarizes our debt and other contractual obligations at June 30, 2009:

Description	Amount	Term

Invoice discounting	$2,270,000	Ongoing until terminated
Inter-company loan	833,000
Finance lease agreements	1,022,000	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note payable	1,444,000	Payable in full on December 2009
Total	$5,569,000

The intercompany loans are not eliminated on consolidation. The balance per the consolidated balance is shown as follows:

Accounts payable – related party	$161,000
Capital lease – current portion	158,000
Capital lease - non-current portion	514,000
Total	$833,000

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

The reason our disclosure controls and procedures were ineffective as of June 30, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for the quarter ended June 30, 2009.

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

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2009 a change in accounting staff led to a lapse in the review process. Due to this an error in the way we reported our cost of goods sold and operating expenses went undetected into the second quarter of 2009. We have now implemented a more thorough review to ensure no such errors occur again.

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

Vivian Lam Lee Yu

President and Chief Financial Officer

April 1, 2010