Form 10-Q/A
period 2009-09-30
OXFORD TECHNOLOGIES INC
filed 2010-04-01
CIK 1169567

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

OXFORD TECHNOLOGIES, INC

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Explanatory Note

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A (No. 1) for the quarter ended September 30, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 1) for the fiscal quarter ended September 30, 2009, filed with the SEC on November 27, 2009 (the “Original Filing”).

The Original Filing is being amended to: (1) revise our disclosure regarding “Cost of Sales” and “Operating Expenses” on Results of Operations for the nine month periods ending June 30, 2009 and 2008 of Item 2, “Management’s Disclosure and Analysis or Plan of Operation” by adding additional information.  Although $589,000 of the Cost of Sales is re-classified as Operating Expenses, this amendment has no impact on the balance sheet and net loss.

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

Item 1. FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	US $000	US $000
Current Assets:	(unaudited)
Cash and cash equivalents	$2,408	$1,445
Accounts receivable	3,118	3,896
Inventories	4,964	4,528
Other current assets	559	358
Total Current Assets	11,049	10,227

Property and equipment, net of accumulated depreciation
of $29,235 and $25,798	10,648	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	455	414
Security Deposits	44	42

Total Assets	$22,196	$21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,618	$1,571
Accounts payable - related party	219	152
Taxes payable	352	323
Checks in excess of cash in bank	1,659	2,168
Accrued expenses and other payables	529	655
Capital leases - current portion	524	428
Note payable - related party	1,399	1,273
Deferred income - grant, current portion	9	8
Deferred income - rent	705	-
Total Current Liabilities	8,014	6,578
Long-term Liabilities:

Capital leases, non-current portion	1,013	1,098
Total Long-term Liabilities	1,013	1,098
Total Liabilities	9,027	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive loss	(3,393)	(4,663)
Accumulated deficit	(16,918)	(15,486)
Total Stockholders' Equity	13,169	13,331

Total Liabilities and Stockholders' Equity	$22,196	$21,007

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2008	2009	2008
	restated		restated
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,990	8,419	16,242	28,237
Cost of Sales	(5,550)	(7,273)	(14,969)	(24,304)
Gross Profit / (Loss)	440	1,146	1,273	3,933

Operating Expenses
Selling, general and administrative	1,217	1,139	3,254	3,765
Operating Income / (Loss)	(777)	7	(1,981)	168

Other Income and Expenses
Rental income	250	293	713	869
Economic development grant	15	35	15	141
Interest income	2	27	2	63
Interest expense	(61)	(109)	(181)	(378)
Net Income / (Loss) before Income Tax Benefit	(571)	253	(1,432)	863

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(571)	253	(1,432)	863

Other Comprehensive Income / (Loss)
Foreign currency translation	(440)	(1,911)	1,270	(1,855)

	(1,011)	(1,658)	(162)	(992)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	0.01	(0.08)	0.05

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

SEPTEMBER 30, 2009

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

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below

	Jun 30, 2009	Dec 31, 2008
	$000	$000

Current Account	$14	$3
Deposit Account	482	1,962
Invoice Finance	(431)	(2,430)
Unpresented Checks	(1,724)	(1,703)
	$(1,659)	$(2,168)

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

The net effect of the change was a reclassification of approximately $589,000 between Cost of Sales and Selling, General and Administrative Expenses. The following illustrates those changes:

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2009	2009	2009
	restated	original	restated	original
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,990	5,990	16,242	16,242
Cost of Sales	(5,550)	(6,143)	(14,969)	(16,541)
Gross Profit / (Loss)	440	(153)	1,273	(299)

Operating Expenses
Selling, general and administrative	1,217	624	3,254	1,682
Operating Income / (Loss)	(777)	(777)	(1,981)	(1,981)

Other Income and Expenses
Rental income	250	250	713	713
Economic development grant	15	15	15	15
Interest income	2	2	2	2
Interest expense	(61)	(61)	(181)	(181)
Net Income / (Loss) before Income Tax Benefit	(571)	(571)	(1,432)	(1,432)

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(571)	(571)	(1,432)	(1,432)

Other Comprehensive Income / (Loss)
Foreign currency translation	(440)	(440)	1,270	1,270

	(1,011)	(1,011)	(162)	(162)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	(0.03)	(0.08)	(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

Cost of Sales

Cost of Sales for the three month period ending September 30, 2009 were $5.6 million as compared to £7.3 million for the same period of the previous year. The decrease is partly due to the fall in the dollar / sterling exchange rate and the decrease in sales.

Operating Expenses

Operating expenses for the three month period ending September 30, 2009 were $1.2 million as compared to $1.1 million for the same period of the previous year. The slight increase was due to increased expenditure on restructuring costs, travel expenses and computer maintenance.

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

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ending September 30, 2009, cost of sales were $15 million as compared to $24.3 million for the nine months ended September 30, 2008. This decrease of 38% is due to a decrease in sales for the same period.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses were $3.3 million for the nine-month period ending September 30, 2009 as compared to $3.8 million for the same period of the previous year. The decrease is as a result of lower spending on training, marketing, recruitment and test equipment.

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

The following summarizes our debt and other contractual obligations at September 30, 2009:

Description	Amount ($000)	Term

Invoice discounting	$431	Ongoing until terminated
Inter-company loan	797
Finance lease agreements	959	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note payable	1,399	Payable in full on December 2009
Total	$3,586

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Accounts payable – related party	$219,000
Capital lease – current portion	176,000
Capital lease - non-current portion	402,000
Total	$797,000

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

The reason our disclosure controls and procedures were ineffective as of September 30, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for the quarter ended September 30, 2009.

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

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2009 a change in accounting staff led to a lapse in the review process. Due to this an error in the way we reported our cost of goods sold and operating expenses went undetected into the third quarter of 2009. We have now implemented a more thorough review to ensure no such errors occur again.

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

(a)  Exhibits

Exhibit No.

Description

   31.1        Certification Pursuant to rules 13a-14(a) and 15d-14(a) of the Exchange Act.

   32.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Technologies, Inc.

By:  /s/ Vivian Lam Lee Yu

Vivian Lam Lee Yu, President and Chief Financial Officer

April 1, 2010