Form 10-K
period 2009-12-31
OXFORD TECHNOLOGIES INC
filed 2010-04-15
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or smaller reporting company.  See definition of "accelerated filerlarge accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of April 15, 2010.

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

On February 12, 2003, we entered into a share exchange agreement with Great Admirer, pursuant to which we issued 13,564,002 shares of our common stock to Great Admirer in exchange for all issued and outstanding capital shares of Axiom Manufacturing Services Limited on a one-to-one basis. Axiom Manufacturing Services Limited is an electronics manufacturing service provider in the United Kingdom and a wholly-owned subsidiary of Great Admirer. As a result of this transaction, Axiom Manufacturing Services Limited became our wholly-owned subsidiary, and the shareholders of Axiom Manufacturing Services Limited became our controlling shareholders. This transaction was accounted for as a reverse acquisition.

Axiom Manufacturing Services Limited (“Axiom”) was incorporated in South Wales, United Kingdom on September 3, 1980, under the name of Aiwa (UK) Ltd., as a wholly-owned subsidiary of Aiwa Co., Ltd. of Japan, to engage in the business of consumer electronics manufacturing.  The name of Aiwa (UK) Ltd. was changed in June 1997 to Aiwa Wales Manufacturing Limited ("AWM"), which was changed again to Axiom Manufacturing Services Limited on April 10, 2002, as a result of the Acquisition of AWM by Great Admirer. Whatever organizational and acquisition costs incurred by Aiwa/Axiom were recorded on the books of Axiom.

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

This transaction was accounted for as a reverse acquisition, whereby, under accounting principles generally accepted in the United States of America, after completion of the merger, Oxford filed prior historical financial information of Axiom, on a stand-alone basis, for the year prior to the acquisition (12/31/2002). The continuing operations of the Registrant reflect the consolidated operations of Oxford and its wholly-owned subsidiary, Axiom, commencing on January 1, 2003. The acquisition of Axiom by Great Admirer was treated as a reverse merger in accordance with purchase accounting under ASC 805.

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

On July 29, 2008 Oxford acquired 100% of the share capital (1,000 shares) of Axiom MS Limited (“AMS”). AMS was incorporated on July 29, 2008 to seek new business opportunities.

Axiom’s principal offices and manufacturing facilities are located in Technology Park, Newbridge, South Wales, United Kingdom. AMS

owns the above-mentioned facilities, which occupies approximately 18.77 acres.  Axiom has a website, whose address is www.axiom-ms.com.

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

Generating increased levels of business from the Company's existing Customers and expansion of its Customer base. The Company believes that organically growing the level of business from its existing customers and expanding its customer base are critical to its future success. The Company continually evaluates the requirements of its existing customers, and looks for opportunities to provide them with additional services thereby strengthening the relationship and increasing the customers' dependence on the Company thus creating long-term business relationships.

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

Year ended December 31,	2009	2008
	%	%

Consumer	8.1	2.0
Aerospace	12.3	18.0
Medical	43.2	40.0
Industrial	36.4	40.0

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the years ended December 31, 2009, and 2008, there was one supplier who accounted for more than 10% of the Company's purchases.

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

Research and Development

For the year ended December 31, 2009, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

Order Backlog

The Company does not believe that a backlog as of any particular date is indicative of future results, because customers may cancel or reschedule deliveries during the agreement term to reflect changes in the customer’s needs. In light of industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Patents and Trademarks

The Company does not own any patents or trademarks.

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

Employees

The Company currently has 170 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

We generated a net loss of $2.2 million for December 31, 2009 and net income of $73,000 for December 31, 2008, our accumulated deficit as of December 31, 2009 was $18.2 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

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

A substantial portion of our revenues has been derived from our four largest customers, four of them accounted for 10% or more of our total sales. For the years ended December 31, 2009 and  2008 sales to those four largest customers accounted for approximately 84% and 86% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

Our assets, our officers and directors are located outside of the United States. As a result, it may be difficult to effect service of process within the United States and enforce judgment of the US courts obtained against us and our executive officers and directors. Particularly, our stockholders may not be able to:

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

Great Admirer Ltd., our principal stockholder, currently owns approximately 94.8% of our outstanding common stock, giving it the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. It may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

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

Our shares constitute penny stock under the Securities Exchange Act of 1934 ("Exchange Act"). The shares will remain penny stock for the foreseeable future. As defined in Rule 3a51-1 of the Exchange Act, penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.

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

The Company's subsidiary has subleased certain of its spaces on annual basis for $920,000 per year. The lease term is from July 1, 2009 through June 30, 2011.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,577.  The lease expires on December 31, 2011.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse affect on its business, financial condition, cash flows or results of operations.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public trading market for our common stock.

Holders

As of December 31, 2009, there were 357 holders of record for our common shares. The Company has only one class of stock outstanding.

Dividends

The Company has not paid any dividends since its incorporation and the Company does not have current plan to pay dividends in the foreseeable future.

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends.  The Delaware Revised Statutes, however, do prohibit the Company from declaring dividends, after giving effect to the distribution of the dividend: (i) the Company would not be able to pay its debts as they become due in the usual course of business; or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Performance graph

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by it or any affiliated entity during the year ended December 31, 2009.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year ended December 31,	2009		2008
	US $'000		US $'000
	Amount	%	Amount	%

Net sales	$22,743	100%	$32,685	100%
Cost of sales	20,925	92%	29,585	89%
Gross profit	1,818	8%	3,100	11%
Operating expenses	4,547	22%	4,941	15%
Operating (loss)	(2,729)	(14%)	(1,841)	(4%)
Other income and expenses	774	3%	1,897	6%
Income / (loss) before income taxes	(1,955)	(11%)	56	2%
Income tax benefit / (expense)	(281)	(1%)	17	0%
Net income / (loss)	$(2,236)	(12%)	$73	2%

The final results show that there was a drop in income between 2009 and 2008, but the gross profit margin is almost consistent with last year.

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Revenues

Revenue for the years ending December 31, 2009 and 2008 respectively were $22.7 million and $32.7 million representing a decrease of $10 million, or 31%. The number of customers remained constant at 22 as of December 31, 2009. However, in light of the financial markets most customers are still cautious and have kept their order books to a minimum.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, and direct depreciation expense. For the years ending December 31, 2009 and 2008 respectively the Company's cost of sales were $21 million and $29.6 million. The Company attributes this decrease mainly to a decrease in sales. The cost of sales as a percentage of sales has remained almost constant at 92% (91% for 2008) for the year ended December 31, 2009.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. For the years ending December 31, 2009 and 2008 respectively these were $4.5 million and $4.94 million. The increased expenditure is due to a restructuring exercise resulting in severance costs being paid to redundant employees.

Rental Income and Economic Development Grant

For the year ended December 31, 2009 rental income was $961,000 a decrease of 13% compared to $1,110,000 for the same period of the previous year. The decrease in rental income was as a result of less warehouse space being used by an existing tenant.

Interest Income

Interest income for the years ending December 31, 2009 and 2008 respectively were $2,000 and $80,000. The decrease is due to the drop in the Bank of England base rate from 5.5% at January 1, 2008 to 0.5% at December 31, 2009.

Interest Expense

Interest expense for the years ending December 31, 2009 and 2008 respectively were $244,000 and $478,000. The decrease is due to the drop in the Bank of England base rate from 5.5% at January 1, 2008 to 0.5% at December 31, 2009.

Net Loss

As a result of the factors discussed above, the Company reported a net loss of $2.2 million for the year ended December 31 2009, as compared to a net income of $73,000 for the previous year. This resulted in basic and diluted net loss per share of $0.12 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2009, as compared to net income per share of $0.00 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

Our cash and cash equivalents totaled $2.31 million and $1.45 million at December 31, 2009 and 2008 respectively.

Operating activities   During the twelve months ended December 31, 2009 operating activities provided $559,000 compared to providing $1.7 million in 2008. The cash mainly came from an increase in accounts payable during 2009.

Investing activities    During the twelve months ended December 31, 2009 investing activities used $225,000 as compared to $2.3 million for the twelve months ended December 31, 2008.

Financing activities   During the twelve months ended December 31, 2009 cash provided by financing activities was $370,000 as compared to $2.2 million for 2008.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,234,000 subject to the level of qualifying sales invoiced and a bank overdraft limit of $161,700. Interest rates are calculated with reference to bank base rates. At December 31, 2009 interest on invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.

The following summarizes our debt and other contractual obligations at December 31, 2009:

Description	Amount	Term
	$'000

Invoice discounting	$1,980	Ongoing until facility terminated.
Note Payable	1,408	Payable in full on December 31, 2010
Inter-company loan	858
Finance lease agreements	845	Mix of 3 & 10 yr term commencing August 2005 to August 2009
	$5,091

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The breakdown for the consolidated balances is shown below:

Accounts payable related party	$320,000
Capital lease current portion	178,000
Capital lease non-current portion	360,000

$858,000

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

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." SAB 104 requires that revenue generally can be recognized when all of the following four criteria are met: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

The Company's customer base consists of 15 long term customers and relationships with Customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful accounts is small.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages 24 through 37 of this Form 10-K.

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

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

The reason the Company’s disclosure controls and procedures were ineffective as of December 31, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for the first three quarters of 2009.

Management has discussed these material weaknesses with the board of directors of the Company and has engaged in the following remediation efforts to ensure that the significant deficiencies do not recur:

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

These remediation efforts are designed to address the material weaknesses identified and to improve and strengthen the Company’s overall control environment.   The Company believes these actions will prevent significant deficiencies from recurring.

(b) Management’s report on internal control over financial reporting

The management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal controls over our financial reporting.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

To evaluate the effectiveness of our internal controls over financial reporting, the Company has adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on the Company’s evaluation of its internal controls as of December 31, 2009, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal controls over financial reporting were ineffective.

(c) Changes in internal controls over financial reporting

During the first quarter of 2009 a change in accounting staff led to a lapse in the review process.  Due to this an error in the way the Company reported its cost of goods sold and operating expenses went undetected into the third quarter of 2009.   The Company has now implemented a more thorough review to ensure no such errors occur again.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K affected.

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Vivian Lam Lee Yu	41	President, Chief Financial Officer, Secretary and Director
David Davis	44	Managing Director of Axiom Manufacturing Services Ltd.
Woon Chew Chai	51	Director

VIVIAN LAM LEE YU has held the position of president and chief financial officer since February 9, 2010. Ms. Lam has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a Hong Kong corporation whose principal business is the exploration and production of crude oil. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the registrant, and since September 2003, secretary and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong. Cowley is currently inactive.

DAVID DAVIES has held the position of Managing Director of Axiom Manufacturing Services Ltd. since May 18, 2009.  Prior to his re-joining Axiom, Mr. David Davies was Operations and Logistics Director of Tamae Value Ltd., a subsidiary of Tomoe Value Corporation, a global OEM supplying the oil, gas and petrochemical marketplace with triple offset butterfly values. From February 2001 to March 2007, Mr. Davies was Axiom’s Senior Commercial Manager.

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

None.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Any person may request a free copy of such Code by writing to Oxford Technologies, Inc., 80 Wall Street, Suite 818, New York, NY 10005.  The Company will disclose any waivers or amendments to its Code of Business Code and Ethics on a Form 8-K.

Committees of the Board

The Company's equity securities are not publicly traded.  We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter.  Instead, our board of directors performs the functions that an audit committee would customarily perform.

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors.  There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors.  The entire board of directors of the Company will assess candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.  A shareholder who wishes to communicate with the board of directors of the Company may do so by directing a written request addressed to its board of directors at the address appearing on the first page of this report.

Audit Committee Financial Expert

The board of directors of the Company determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(i) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not currently warranted.

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except David Davies, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $74,940 in salary and approximately $6,972 in pension in 2009. Mr. Davies was appointed Axiom's managing director in May 2009.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

The Company has no profit sharing, stock option or other similar programs for the benefit of the Company's executive officers and directors.

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not have any equity incentive plans.  There has been no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in that table.

Benefit Plans

The Company does not have retirement benefits, or benefits that will be paid primarily following retirement, such as tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company does not have employment agreements in place with its executive officers and directors.  There are no contracts, agreements, plans or arrangements, whether written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors

Directors do not receive any compensation for their services as directors.  The Board of Directors has the authority to fix the compensation of directors.  No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31, 2009, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

                             99 Queen’s Road, Central

                             Hong Kong

--------------------------------------------------------------------------------------------------------

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31 2009.

As of the date of this report, no options, warrants or rights to acquire shares have been granted.

Security Ownership of Management

None of our executive officers and directors beneficially owned our securities.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

During the year the Company received additional funding of $161,000 from Great Admirer Limited. Great Admirer Limited is the Company’s holding company. At December 31, 2009 the Company had outstanding loans to affiliates in the amount of approximately

$320,000.

As all lenders are related companies of the Company, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

Promoters and certain control persons

Please refer to Background in Item 1 (Description of Business) of this report.

Parents

Great Admirer Limited owns 94.8% of the Company’s common stock.  Please also refer to Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this report.

Director Independence

We are presently not required to comply with the director independence requirements of any securities exchange, which requires that a majority of a company's directors be independent.  The board of directors of the Company intends to appoint additional members, each of whom will satisfy the director independence guidelines in a manner consistent with the definitions of “independence” set forth in SEC Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2009 and 2008 and reviews of the Company's interim financial statements included in the Company's Forms 10-K for fiscal years 2009 and 2008 were $30,430 and  $61,858.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:  $2,650 and $2,600 were paid in 2009 and 2008, respectively, for tax return preparation.

(4)  All Other Fees:  None.

(5)  Board Approval of Services: The Board’s policy is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

     (3) Exhibits. See Item 15(b) below.

(b) Exhibits.

 Exhibit No.                                     Description and Location

---------------  ------------------------------------------------------------------------------------------------------------------------------

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

10.2

Agreement for the Purchase of Debts dated August 2, 2002(Incorporated by reference to Exhibit 10.2 to the Company's Amendment No. 2 to its Annual Report on Form 10-K/A, filed on November 27, 2009, Commission File No. 0-49854). .

14.1

Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).

21.1

Subsidiaries of the Registrant.

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

OXFORD TECHNOLOGIES INC.

Dated:

By: /s/ Vivian Lam Lee Yu

Vivian Lam Lee Yu, President

(Principal Executive Officer and Principal Financial Officer)

Date: April 15, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Vivian Lam Lee Yu
Vivian Lam Lee Yu	President and Chief Financial Officer	April 15, 2010
(Principal executive officer, Principal financial officer and Principal accounting officer and Director)

/s/ Woon Chew Chai
Woon Chew Chai	Director	April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Technologies, Inc. as of December 31, 2009 and 2008, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 15, 2010

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS	US $'000	US $'000
Current Assets:		(restated)
Cash and cash equivalents	$2,312	$1,445
Accounts receivable	4,340	3,896
Inventories	4,589	4,104
Other current assets	555	358
Total Current Assets	11,796	9,803

Property and equipment, net of accumulated depreciation
of $29,666 and $25,798.	10,529	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	168	414
Security deposits	45	42

Total Assets	$22,538	$20,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,990	$1,571
Accounts payable, related party	320	152
Taxes payable	343	323
Checks in excess of cash in bank	3,079	2,168
Accrued expenses and other payables	564	655
Capital Leases - current portion	497	428
Note payable - related party	1,408	1,273
Deferred income - grant, current portion	-	8
Deferred income - rent	473	-
Total Current Liabilities	9,674	6,578

Long-term Liabilities
Capital leases, non-current portion	886	1,098
Total Long-term Liabilities	886	1,098
Total Liabilities	10,560	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none-issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,245)	(4,552)
Accumulated deficit	(18,257)	(16,021)
Total Stockholders' Equity	11,978	12,907
Total Liabilities and Stockholders' Equity	$22,538	$20,583

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31,	December 31,
	2009	2008
	US $'000	US $'000
		(restated)
Net Sales	$22,743	$32,685
Cost of Sales	(20,925)	(29,585)
Gross Profit	1,818	3,100

Operating Expenses
Selling, general and administrative	4,547	4,941
Operating Income /(Loss)	(2,729)	(1,841)

Other Income and Expenses
Rental income	961	1,110
Economic development grant	55	1,185
Interest income	2	80
Interest expense	(244)	(478)
Net Income /(Loss) before Income Tax	(1,955)	56

Income tax benefit / (expense)	(281)	17
Net Income /(Loss)	(2,236)	73

Other Comprehensive Income /(Loss)
Foreign currency translation	1,307	(4,589)

Total comprehensive income/(loss)	$(929)	$(4,516)

Basic and Diluted Earnings /(Loss) Income
per Common Share	$(0.12)	$0.00

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Restated)

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31, 2007	-	$ -	18,564,002	$ 2	$ 33,377	$ 37	$ (16,094)	$ 17,322

Contributed Capital	-	-	-	-	101	-	-	101
Net income for the year	-	-	-	-	-	-	73	73
Cumulative foreign currency translation adjustment	-	-	-	-	-	(4,589)	-	(4,589)

Balance, December 31, 2008 (restated)	-	$ -	18,564,002	$ 2	$ 33,478	$ (4,552)	$ (16,021)	$ 12,907

Contributed capital	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(2,236)	(2,236)
Cumulative foreign currency translation adjustment	-	-	-	-	-	1,307	-	1,307

Balance, December 31, 2009	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,245)	$ (18,257)	$ 11,978

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
	US $000	US $000
Cash Flows from Operating Activities:		(restated)
Net Income / (Loss)	$(2,236)	$73
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,093	1,242
Deferred taxation	281	(258)
Amortization of grant received	(9)	(1,185)
Changes in operating assets and liabilities:
Accounts receivable	(30)	2,913
Inventories	(50)	354
Prepaid expenses	(160)	(83)
Accounts payable	1,220	(1,122)
Accrued expenses and other payables	(264)	315
Taxes payable	(14)	(142)
Proceeds from accounts payable-related party	161	-
Interest payable - related party	108	83
Deferred income - rent	459	(494)
Cash provided by operating activities	559	1,696

Cash Flows from Investing Activities:
Purchase of property and equipment	(225)	(2,318)
Cash provided by (used in) investing activities	(225)	(2,318)

Cash Flows from Financing Activities:
Contributed capital	-	101
Checks in excess of bank balance	666	(837)
Proceeds from capital leases	-	1,605
Proceeds from note payable - related party	-	1,606
Principal payments on capital leases	(296)	(318))
Cash provided by financing activities	370	2,157

Effect of foreign currency translation on cash	163	(303)

Net increase (decrease) in cash & cash equivalents	867	1,232

Cash and Cash Equivalents, Beginning	1,445	213

Cash and Cash Equivalents, Ending	$2,312	$1,445

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

The Company was incorporated in the State of Delaware on March 8, 2002. On February 12, 2003, the Company acquired Axiom by issuing 13,564,002 shares of its common stock in exchange for all issued and outstanding capital shares of Axiom that were owned by Great Admirer Limited ("Great Admirer"), a Hong Kong corporation. The Company, as the legal acquirer, was the registrant on that date and remains the registrant with the Securities and Exchange Commission. The merger was accounted for as a reverse acquisition under accounting principles generally accepted in the United States of America. As a result of the acquisition, Axiom became the Company's wholly-owned subsidiary and Great Admirer became the controlling stockholder of the Company.

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

On July 29, 2008 the company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”). AMS is the wholly-owned subsidiary of Oxford.

Axiom's principal offices and manufacturing facilities are located at Technology Park, Newbridge, South Wales, United Kingdom. AMS is the owner of the above-mentioned facility.

The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly owned subsidiaries, Axiom and AMS.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The consolidated financial statements include the transactions of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition - Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. In excess of 99% of both revenues generated and the cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) with the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

Warranty – all products manufactured are warranted to be of satisfactory quality, comply with specification and free from defects in components (subject to the Company being able to prove they comply with specification) and workmanship. The products are warranted for a period of 12 months from the date of delivery. In the event that product fails to comply with this warranty, within 5 days of receipt

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

the customer can return the product for replacement or beyond this period return the product for repair. For items repaired, the cost of therepair is expensed at the time it is incurred. Axiom Manufacturing Services does not estimate how much will be warranted as the amount in the past has not been material.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2009 and 2008, and thus has not set an allowance for doubtful accounts for the years then ended.

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

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2009 and 2008 includes foreign currency translation gains.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the Company. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on this facility amounted to $1.9 million and $2.4 million as at December 31, 2009 and 2008 and respectively. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.06 million and $0.17 million

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

for the years ending December 31, 2009 and 2008. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.11million and $0.04 million for the years ending December 31, 2009 and 2008. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Year ended December 31,	2009	2008
	US $'000	US $'000

Current Account	$365	$3
Deposit Account	486	1,962
Invoice Finance	(1,980)	(2,430)
Unpresented Checks	(1,950)	(1,703)

Total	$(3,079)	$(2,168)

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

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued.  SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

We reviewed all other recently issued accounting pronouncements and determined these updated have no current applicability to the Company or their effect on the financial statements would not have been significant.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008, consisted of the following:

Year ended December 31,	2009	2008
	US $'000	US $'000

Building & building improvements	$14,881	$13,454
Machinery & equipment	19,159	17,106
Fixtures & Fittings	6,155	5,562
	40,195	36,122
Less : accumulated depreciation	(29,666)	(25,798)

Total	$10,529	$10,324

Depreciation expenses amounted to $868,000 and $1,242,000 for the years ended December 31, 2009 and 2008, respectively.

3.  INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	2009	2008
	USD $'000	USD $'000
Raw materials	$2,981	$2,742
Work in progress	1,363	678
Finished goods	245	684

Total	$4,589	$4,104

4.  INVOICE DISCOUNTING

The invoice discounting facility is a confidential invoice discounting function provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $3.2 million. We retain the administration of the sales ledger. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate. The borrowings on this account are shown in Checks in Excess of Cash in Bank. Charges and borrowings are shown in the table below.

Year ended December 31,	2009	2008
	US $'000	US $'000

Borrowings	$1,981	$2,430
Charges	110	35
Interest	61	169

	$2,152	$2,634

5.      NOTES PAYABLE

The Overdraft facility of $161,700, ($146,190 in 2008) is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport, interest is charged at a rate of 2% above the Bank of England base rate.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

6.     NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly-owned subsidy of Oxford Technologies, Inc. has a note payable to Global Select Limited. The amount owed as at December 31, 2009 was $1,408,000 and was payable on demand at December 31, 2009 no demand has been made as to the repayment of the loan. Interest is charged at 8% per annum and accrued in the amount of $149,000 for the period ended December 31, 2009.

7.    CAPITAL LEASES

The Company is leasing AOI equipment from HSBC Asset Finance. The lease term is five years with an expiration date of April 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest at 3.97% are $2,654.

The Company is leasing a Conformal coating Machine from HSBC Asset Finance. The lease term is five years with an expiration date of June 2010. At the end of the lease the equipment will be owned by the company. Monthly payments including principal and interest at 3.97% are $1,103.

The Company is leasing a Flying Probe Machine from HSBC Asset Finance. The lease term is five years with an expiration date of December 2010. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $3,680.

The Company entered into an agreement to purchase a Dage XRay Machine from HSBC Asset Finance in January 2007. This agreement is for a term of five years and expires in Jan 2012: this agreement carries a stated annual rate of interest and calls for monthly and principal payments of $1,298.

The Company is leasing Board Etching Equipment from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of September 2012. At the end of the lease the equipment will be owned by the Company. Monthly payments including principal and interest are $1,997.

The Company is leasing an SMT Machine from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of April 2013. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $10,777.

The Company is leasing a Flying Probe Machine from Clydesdale Bank Asset Finance. The lease term is five years with an expiration date of September 2013. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $2,904.

The Company is leasing a Server from GE Capital Solutions. The lease term is 18 months and commenced September 2009. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $1,445.

The Company is currently leasing eleven computers from Dell. The computers are being leased for 35 to 36 months with leases expiring up to July 2010. At the end of the lease the equipment will be owned by the company. Monthly payments including principal and interest range from $175 to $858.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

Year ended December 31,	US $'000

2010	$497
2011	443
2012	335
2013	108
2014	0
Total	1,383
Less current portion	(497)
Long term portion	$886

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2009 and 2008.

8. OPERATING LEASES

The Company is leasing a photocopier from GE Capital Solutions. The lease agreement runs for three (3) years beginning December 2008, and the Company is obligated to pay quarterly payments of $656.

The Company is leasing a vehicle from Lloyds TSB Autolease. The lease agreement runs for three (3) years beginning September 2008, and the Company is obligated to pay monthly payments of $862.

The Company is leasing four (4) vehicles from Network Vehicles Limited. Each lease runs for three (3) years beginning June 2008, June 09, July 09 and September 09 and the Company is obligated to pay monthly payments of $1,030, $398, $820 and $781 respectively.

The Company is leasing two (2) vehicles from Sinclair Finance. Each lease runs for three (3) years. The lease agreements began in May 2007 and September 2007. The payments on the lease agreements are $447 and $638 respectively.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,577. The lease expires in December 2011.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2010	$21
2011	26

$47

9.  DEFERRED INCOME

The company has deferred income in the form of rental income received in advance. The amount of deferred income recorded for the fiscal year ended December 31, 2009 was $473,000.

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2009 and 2008:

Year ended December 31,	2009	2008
	US $'000	US $'000

Facilities and maintenance	$1,329	$1,138
Other personnel costs	1,475	2,200
Bank Charges	123	291
Advertising and promotion	88	108
Indirect materials	200	161
Travel	130	62
Other	933	981
Exceptional costs	269	0

	$4,547	$4,941

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

11.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on annual basis for $920,000 per year. The lease term is from July 1, 2009 through June 30, 2011.  The Company also leases un-contracted space for $41,000 per year.

12.  INCOME TAX

The Company has implemented ASC 740 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $24,681,000 and $19,224,000 in 2009 and 2008, respectively. The components of the deferred tax asset and the related tax benefit, based upon UK corporate tax rates of 24%, are as follows:

	Year Ended December 31,
Deferred tax asset:	2009	2008
	US $'000	US $'000
Net operating loss carry forward	$24,681	$19,224
Deferred tax assets	5,854	5,767
Valuation allowance UK	(5,508)	(5,227)
Valuation allowance US	(178)	(126)
Net deferred tax assets	$168	$414

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

	Year Ended December 31,
	2009	2008
	US $'000	US $'000
Excess of depreciation over
Taxation allowances on fixed assets	$(19)	$249
Tax effect of other temporary difference	187	165
Deferred tax assets	$168	$414

A reconciliation of income tax expense (benefit) to the amount of computed using statutory UK corporation tax rate of 24% is as follows:

	Year Ended December 31,
	2009	2008
	US $'000	US $'000
Standard rate corporation tax charge	$(386)	$157
Non-deductible expenses	1	11
Unused NOL	332	(185)
Depreciation in excess of capital allowance	53	-
Increase in valuation allowance of deferred tax asset. UK portion only.	281	-
Total taxable expense (benefit)	$281	$(17)

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 and 2008, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

13.   BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $156,907 and $204,000 for the years 2009 and 2008, respectively.

14.    RELATED PARTY TRANSACTIONS

During the year the Company received additional funding of $161,000 from Great Admirer Limited.  Great Admirer Limited is the Company’s holding company. At December 31, 2009 the Company had accounts payable to affiliates in the amount of approximately $320,000.

As all lenders are related companies of Oxford, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

15.  CONCENTRATION

Four customers represent eighty four percent (84%) and eighty six percent (86%) of sales respectively in 2009 and 2008. Four customers represent eighty six percent (86%) and eighty four percent (84%) of Accounts Receivable respectively in 2009 and 2008.

16.  RESTATEMENT

A material error was discovered while the Company was transitioning/integrating into a new accounting system.  A variance was noted in the amount of WIP being reported in the old accounting system.  After further investigation, it was discovered that a 2008 ending WIP balance was overstated by approximately $424,000.  The following schedules show the changes from original balances to restated:

Balance Sheet:

	December 31,	December 31,
	2008	2008
ASSETS	US $'000	US $'000
Current Assets:	(restated)	(original)
Cash and cash equivalents	$ 1,445	$ 1,445
Accounts receivable	3,896	3,896
Inventories	4,104	4,528
Other current assets	358	358
Total Current Assets	9,803	10,227

Property and equipment, net of accumulated depreciation
of $29,666 and $25,798.	10,324	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	414	414
Security deposits	42	42
Total Assets	$ 20,583	$ 21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,571	$1,571
Accounts payable, related party	152	152
Taxes payable	323	323
Checks in excess of cash in bank	2,168	2,168
Accrued expenses and other payables	655	655
Capital Leases - current portion	428	428
Note payable - related party	1,273	1,273
Deferred income - grant, current portion	8	8
Total Current Liabilities	6,578	6,578

Long-term Liabilities
Capital leases, non-current portion	1,098	1,098
Total Long-term Liabilities	1,098	1,098
Total Liabilities	7,676	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
non-issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,552)	(4,663)
Accumulated deficit	(16,021)	(15,486)
Total Stockholders' Equity	12,907	13,331
Total Liabilities and Stockholders' Equity	$ 20,583	$ 21,007

Statement of Operations and Comprehensive Income (Loss):

	For the Year's Ended
	December 31,	December 31,
	2008	2008
	US $'000	US $'000
	(restated)	(original)
Net Sales	$ 32,685	$ 32,685
Cost of Sales	(29,585)	(29,050)
Gross Profit	3,100	3,635

Operating Expenses
Selling, general and administrative	4,941	4,941
Operating Income /(Loss)	(1,841)	(1,306)

Other Income and Expenses
Rental income	1,110	1,110
Economic development grant	1,185	1,185
Interest income	80	80
Interest expense	(478)	(478)
Net Income /(Loss) before Income Tax	56	591

Income tax benefit / (expense)	17	17
Net Income /(Loss)	$ 73	$ 608

Other Comprehensive Income /(Loss)
Foreign currency translation	(4,589)	(4,700)

Total comprehensive income/(loss)	$ (4,516)	$ (4,092)

Basic and Diluted Earnings /(Loss) Income
per Common Share	$ 0.00	$ 0.03

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

Statements of Changes in Stockholders’ Equity:

	Accumulated	Accumulated
	Other	Other	Total	Total	Total	Total
	Comprehensive	Comprehensive	Accumulated	Accumulated	Stockholders'	Stockholders'
	Income (Loss)	Income (Loss)	Deficit	Deficit	Equity	Equity
	USD $000	USD $000	USD $000	USD $000	USD $000	USD $000
	(restated)	(original)	(restated)	(original)	(restated)	(original)
Balance, December 31 2007	$ 37	$ 37	$ (16,094)	$ (16,094)	$ 17,322	$ 17,322

Contributed Capital	-	-	-	-	101	101
Comprehensive income:
Net income for the year	-	-	73	608	73	608
Cumulative foreign currency translation adjustment	(4,589)	(4,700)	-	-	(4,589)	(4,700)

Balance, December 31, 2008 (restated)	$ (4,552)	$ (4,663)	$ (16,021)	$ (15,486)	$ 12,907	$ 13,331

Statements of Cash Flows:

	Years Ended December 31,
	2008	2008
	US $000	US $000
Cash Flows from Operating Activities:	(restated)	(original)
Net Income / (Loss)	$73	$608
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,242	1,242
Deferred taxation	(258)	(258)
Amortization of grant received	(1,185)	(1,185)
Changes in operating assets and liabilities:
Accounts receivable	2,913	2,913
Inventories	354	(181)
Prepaid expenses	(83)	(83)
Accounts payable	(1,122)	(1,122)
Accrued expenses and other payables	315	315
Taxes payable	(142)	(142)
Interest payable - related party	83	83
Deferred income - rent	(494)	(494)
Cash provided by operating activities	1,696	1,696

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,318)	(2,318)
Cash (used in) investing activities	(2,318)	(2,318)

Cash Flows from Financing Activities:
Contributed capital	101	101
Checks in excess of bank balance	(837)	(837)
Proceeds from capital leases	1,605	1,605
Proceeds from note payable - related party	1,606	1,606
Principal payments on capital leases	(318)	(318)
Cash provided by financing activities	2,157	2,157

Effect of foreign currency translation on cash	(303)	(303)

Net increase (decrease) in cash & cash equivalents	1,232	1,232

Cash and Cash Equivalents, Beginning	213	213

Cash and Cash Equivalents, Ending	$1,445	$1,445

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-
Income Taxes	$-	$-

17. SUBSEQUENT EVENTS

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued.