Form 10-Q/A
period 2009-03-31
OXFORD TECHNOLOGIES INC
filed 2010-05-05
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 4

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 5, 2010.

OXFORD TECHNOLOGIES, INC

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Explanatory Note

This Amendment No. 4 to the Quarterly Report on Form 10-Q/A (No. 3) for the quarter ended March 31, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 3) for the fiscal quarter ended March 31 , 2009, filed with the SEC on April 1, 2010 (the “Original Filing”).

The Original Filing is being amended to: (1) revise our disclosure regarding “Cost of Sales” and “Operating Expenses” on Results of Operations for the three month periods ending March 31 , 2009 and 2008 of Item 2, “Management’s Disclosure and Analysis or Plan of Operation” by adding additional information.  Although $543,000 of the Cost of Sales is re-classified as Operating Expenses, this amendment has no impact on the balance sheet and net loss.

During the December 31, 2009 audit an error was discovered in the 2008 inventory which required the restatement of the 2008 year end. The error has resulted in WIP being decreased by $414,000 and accumulated deficit has been adjusted to reflect the prior period’s change.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A (No. 4) contains new certifications by the Company’s principal executive officer and the Company’s principal financial and accounting officer, filed as exhibits hereto.

Except as set forth above, all other information in the Company’s Original Filing remains unchanged, and the Company has not updated or amended the disclosure contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q.

Item 1.    Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS	US $000	US $000
Current Assets:
Cash and cash equivalents	$1,394	$1,445
Accounts receivable	3,349	3,896
Inventories	4,078	4,104
Other current assets	186	358
Total Current Assets	9,007	9,803

Property and equipment, net of accumulated depreciation
of $25,455 and $25,798	9,941	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	405	414
Security Deposits	41	42

Total Assets	$19,394	$20,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,914	$1,571
Accounts payable - related party	150	152
Taxes payable	303	323
Checks in excess of cash in bank	1,595	2,168
Accrued expenses and other payables	567	655
Capital leases - current portion	404	428
Note payable - related party	1,245	1,273
Deferred income - grant, current portion	8	8
Total Current Liabilities	6,186	6,578
Long-term Liabilities:
Capital leases, non-current portion	962	1,098
Total Long-term Liabilities	962	1,098
Total Liabilities	7,148	7,676
Stockholders' Equity:
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,835)	(4,552)
Accumulated deficit	(16,399)	(16,021)
Total Stockholders' Equity	12,246	12,907

Total Liabilities and Stockholders' Equity	$19,394	$20,583

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three-Months Ended March 31,
	2009	2008
	(Restated)
	US $'000	US $'000

Net Sales	4,689	9,195
Cost of Sales	(4,225)	(7,953)
Gross Profit / (Loss)	464	1,242

Operating Expenses
Selling, general and administrative	1,001	1,262
Operating Income / (Loss)	(537)	(20)

Other Income and Expenses
Rental income	220	289
Economic development grant	-	96
Interest income	-	20
Interest expense	(61)	(119)
Net Income / (Loss) before Income Tax Benefit	(378)	266

Income tax benefit / (loss)	-	-
Net Income / (Loss)	(378)	266

Other Comprehensive Income / (Loss)
Foreign currency translation	(283)	(9)

Total Comprehensive Income / (Loss)	(661)	257

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.02)	(0.01)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

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

.

	Mar 31, 2009	Dec 31, 2008
	$000	$000

Raw Materials	2,520	2,742
Work in Progress	1,261	678
Finished Goods	297	684
Total Inventory	4,078	4,104

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

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	Mar 31, 2009	Dec 31, 2008
	$000	$000

Current Account	2	3
Deposit Account	982	1,962
Invoice Finance	(1,356)	(2,430)
Unpresented Checks	(1,223)	(1,703)
Total Inventory	(1,595)	(2,168)

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

Also while the Company was transitioning/integrating into the new accounting system a material error was discovered.  A variance was noted in the amount of WIP being reported in the old accounting system.  After further investigation, it was discovered that a 2008 ending WIP balance was overstated by approximately $414,000.

The following schedules illustrate the changes between Cost of Sales and Selling, General and Administration, Inventories, Accumulated Other Comprehensive Income and Accumulated Deficit:

.

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31		December 31
	2009	2009	2008	2008
	US $'000	US $'000	US $'000	US $'000
ASSETS	restated	original	restated	original
Current Assets:
Cash and cash equivalents	1,394	1,394	1,445	1,445
Accounts receivable	3,349	3,349	3,896	3,896
Inventories	4,078	4,492	4,104	4,528
Other current assets	186	186	358	358
Total Current Assets	9,007	9,421	9,803	10,227

Property and equipment, net of accumulated depreciation
of $29,695 and $25,798.	9,941	9,941	10,324	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	405	405	414	414
Security deposits	41	41	42	42

Total Assets	19,394	19,808	20,583	21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	1,914	1,914	1,571	1,571
Accounts payable, related party	150	150	152	152
Taxes payable	303	303	323	323
Checks in excess of cash in bank	1,595	1,595	2,168	2,168
Accrued expenses and other payables	567	567	655	655
Capital Leases - current portion	404	404	428	428
Note payable - related party	1,245	1,245	1,273	1,273
Deferred income - grant, current portion	8	8	8	8
Total Current Liabilities	6,186	6,186	6,578	6,578

Long-term Liabilities
Capital leases, non-current portion	962	962	1,098	1,098
Total Long-term Liabilities	962	962	1,098	1,098
Total Liabilities	7,148	7,148	7,676	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized, non issued and outstanding	-	-	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized, 18,564,0002 shares issued and outstanding	-	-	-	-
Additional paid in capital	2	2	2	2
Accumulated other comprehensive income	33,478	33,478	33,478	33,478
Accumulated deficit	(4,835)	(4,956)	(4,552)	(4,663)
	(16,399)	(15,864)	(16,021)	(15,486)
Total Stockholders' Equity	12,246	12,660	12,907	13,331
Total Liabilities and Stockholders’ Equity	19,394	19,808	20,583	21,007

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

 COMPREHENSIVE INCOME (LOSS)

	Three-Months Ended March 31,
	2009	2009
	restated	original
	US $'000	US $'000

Net Sales	4,689	4,689
Cost of Sales	(4,225)	(4,768)
Gross Profit / (Loss)	464	(79)

Operating Expenses
Selling, general and administrative	1,001	458
Operating Income / (Loss)	(537)	(537)

Other Income and Expenses
Rental income	220	220
Economic development grant	-	-
Interest income	-	-
Interest expense	(61)	(61)
Net Income / (Loss) before Income Tax Benefit	(378)	(378)

Income tax benefit / (loss)	-	-
Net Income / (Loss)	(378)	(378)

Other Comprehensive Income / (Loss)
Foreign currency translation	(283)	(293)

	(661)	(671)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.02)	(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

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

Medical devices

Industrial control equipment

Domestic appliances

Computer and related products

Testing and instrumentation products

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

Interest Expense

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

The following summarizes our debt and other contractual obligations at March 31, 2009:

Description                  Amount                        Term

------------------------  --------------------   -----------------------------------------------------------------------------------------

Invoice discounting
$ 1,356,000

Ongoing until facility terminated

Inter-company Loan

$    557,000

Finance lease agreements
$ 958,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
$ 1,245,000

Payable in full on 31 December 2010

-------------------------------------------------------------------------------------------------------------------------------------------

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

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.                         Description

----------  ------------------------------------------------------------------------------------------------------------------------------

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

May 5, 2010