Form 10-Q/A
period 2009-06-30
OXFORD TECHNOLOGIES INC
filed 2010-05-05
CIK 1169567

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – Q/A

Amendment No. 3

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number:     000-49854

OXFORD TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	04-3615974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

80 Wall Street, Suite 818, New York, NY 10005
(Address of principal executive offices)

(212) 809-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system   Yes ¨    No ¨

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the last practicable date: 18,564,002 share of common stock as of May 5, 2010.

OXFORD TECHNOLOGIES, INC

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Explanatory Note

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (No. 2) for the quarter ended June 30, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 2) for the fiscal quarter ended June 30, 2009, filed with the SEC on April 1, 2010 (the “Original Filing”).

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

During the December 31, 2009 audit an error was discovered in the 2008 inventory which required the restatement of the 2008 year end. The error has resulted in WIP being decreased by $481,000 and accumulated deficit has been adjusted to reflect the prior period’s change.

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

Item 1. FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	US $'000	US $'000
ASSETS	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	1,553	1,445
Accounts receivable	5,176	3,896
Inventories	4,263	4,104
Other current assets	759	358
Total Current Assets	11,751	9,803

Property and equipment, net of accumulated depreciation
of $29,695 and $25,798.	11,195	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	469	414
Security deposits	46	42

Total Assets	23,461	20,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,396	1,571
Accounts payable, related party	3,201	152
Taxes payable	161	323
Checks in excess of cash in bank	500	2,168
Accrued expenses and other payables	475	655
Capital Leases - current portion	382	428
Note payable - related party	9	1,273
Deferred income - grant, current portion	1,444	8
Total Current Liabilities	8,568	6,578

Long-term Liabilities
Capital leases, non-current portion	1,194	1,098
Total Long-term Liabilities	1,194	1,098
Total Liabilities	9,762	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
non issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,899)	(4,552)
Accumulated deficit	(16,882)	(16,021)
Total Stockholders' Equity	13,699	12,907
Total Liabilities and Stockholders' Equity	23,461	20,583

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,563	10,629	10,252	19,818
Cost of Sales	(5,194)	(9,083)	(9,419)	(17,031)
Gross Profit / (Loss)	369	1,546	833	2,787

Operating Expenses
Selling, general and administrative	1,036	1,400	2,037	2,662
Operating Income / (Loss)	(667)	146	(1,204)	125

Other Income and Expenses
Rental income	243	288	463	576
Economic development grant	-	11	-	107
Interest income	-	16	-	36
Interest expense	(59)	(113)	(120)	(233)
Net Income / (Loss) before Income Tax Benefit	(483)	348	(861)	611

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(483)	348	(861)	611

Other Comprehensive Income / (Loss)
Foreign currency translation	1,936	(47)	1,653	(55)

	1,453	301	792	556

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	0.02	(0.05)	0.03

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended June 30,
	2009	2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income	$(861)	$611
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	542	650
Amortization of grant received	-	(107)
Changes in operating assets and liabilities:
Accounts receivable	(689)	(18)
Inventories	357	(868)
Other current assets	(323)	(802)
Accounts payable	1,287	497
Tax payable	98	215
Accrued expenses and other payables	(380)	64
Interest payable - related party	51	-
Deferred income - rent	-	(533)
Cash provided by (used in) operating activities	82	(291)

Cash Flows from Investing Activities:
Purchase of property and equipment	(69)	(1,843)
Cash (used in) investing activities	(69)	(1,843)

Cash Flows from Financing Activities:
Changes in checks in excess of bank balance	(54)	683
Principal payments on capital leases	(35)	(141)
Payments from RP payable	-	667
Proceeds from capital leases	-	858
Cash provided by (used in) financing activities	(89)	2,067

Effect of foreign currency translation on cash	184	(2)

Increase (decrease) in cash and cash equivalents	108	(69)

Cash and Cash Equivalents, Beginning	$1,445	$213

Cash and Cash Equivalents, Ending	$1,553	$144

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$14	$30

Income Taxes	$-	$-

Non-cash Investing and Financing Activities:
Equipment obtained under capital lease obligation	$-	$717

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

	Jun 30, 2009	Dec 31, 2008
	$000	$000

Raw Materials	2,520	2,742
Work in Progress	1,446	678
Finished Goods	297	684
Total Inventory	4,263	4,104

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. The maximum advance limit is $4,312,620. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in excess of cash in bank on the balance sheet. Borrowings on this facility amounted to $2.3 million at 30 June 2009. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.03million for the six month period ending June 30, 2009. The interest charged on this facility is included within interest expense under ‘other income and expenses’. Charges incurred amounted to $0.03 million to June 30, 2009. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	Jun 30, 2009	Dec 31, 2008
	$000	$000

Current Account	4	3
Deposit Account	1,139	1,962
Invoice Finance	(2,270)	(2,430)
Unpresented Checks	(1,269)	(1,703)
	(2,396)	(2,168)

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

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through June 30, 2010.

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

Also while the Company was transitioning/integrating into the new accounting system a material error was discovered.  A variance was noted in the amount of WIP being reported in the old accounting system.  After further investigation, it was discovered that a 2008 ending WIP balance was overstated by approximately $481,000.

The following schedules illustrate the changes between Cost of Sales and Selling, General and Administration, Inventories, Accumulated Other Comprehensive Income and Accumulated Deficit:

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 31		December 31
	2009	2009	2008	2008
	US $'000	US $'000	US $'000	US $'000
ASSETS	restated	original	restated	original
Current Assets:
Cash and cash equivalents	1,553	1,553	1,445	1,445
Accounts receivable	5,176	5,176	3,896	3,896
Inventories	4,263	4,744	4,104	4,528
Other current assets	759	759	358	358
Total Current Assets	11,751	12,232	9,803	10,227

Property and equipment, net of accumulated depreciation
of $29,695 and $25,798.	11,195	11,195	10,324	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	469	469	414	414
Security deposits	46	46	42	42

Total Assets	23,461	23,942	20,583	21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,396	2,396	1,571	1,571
Accounts payable, related party	3,201	3,201	152	152
Taxes payable	161	161	323	323
Checks in excess of cash in bank	500	500	2,168	2,168
Accrued expenses and other payables	475	475	655	655
Capital Leases - current portion	382	382	428	428
Note payable - related party	9	9	1,273	1,273
Deferred income - grant, current portion	1,444	1,444	8	8
Total Current Liabilities	8,568	8,568	6,578	6,578

Long-term Liabilities
Capital leases, non-current portion	1,194	1,194	1,098	1,098
Total Long-term Liabilities	1,194	1,194	1,098	1,098
Total Liabilities	9,762	9,762	7,676	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
non issued and outstanding	-	-	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2	2	2
Additional paid in capital	33,478	33,478	33,478	33,478
Accumulated other comprehensive income	(2,899)	(2,953)	(4,552)	(4,663)
Accumulated deficit	(16,882)	(16,347)	(16,021)	(15,486)
Total Stockholders' Equity	13,699	14,180	12,907	13,331
Total Liabilities and Stockholders' Equity	23,461	23,942	20,583	21,007

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2009	2009	2009	2009
	restated	original	restated	original
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,563	5,563	10,252	10,252
Cost of Sales	(5,194)	(5,633)	(9,419)	(10,401)
Gross Profit / (Loss)	369	(70)	833	(149)

Operating Expenses
Selling, general and administrative	1,036	597	2,037	1,055
Operating Income / (Loss)	(667)	(667)	(1,204)	(1,204)

Other Income and Expenses
Rental income	243	243	463	463
Economic development grant	-	-	-	-
Interest income	-	-	-	-
Interest expense	(59)	(59)	(120)	(120)
Net Income / (Loss) before Income Tax Benefit	(483)	(483)	(861)	(861)

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(483)	(483)	(861)	(861)

Other Comprehensive Income / (Loss)
Foreign currency translation	1,936	2,003	1,653	1,710

	1,453	1,520	792	849

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	(0.03)	(0.05)	(0.05)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

The following summarizes our debt and other contractual obligations at June 30, 2009:

Description                  Amount                        Term

------------------------  --------------------   ------------------------------------------------------------------------------------------------

Invoice discounting
$ 2,270,000

Ongoing until facility terminated

Inter-company Loan

$    833,000

Finance lease agreements
$ 1,022,000

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
$ 1,444,000

Payable in full on 31 December 2009

------------------------------------------------------------------------------------------------------------------------------------------------

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

The reason our disclosure controls and procedures were ineffective as of June 30, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for June 30.

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