Form 10-Q/A
period 2009-09-30
OXFORD TECHNOLOGIES INC
filed 2010-05-05
CIK 1169567

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

Explanatory Note

This Amendment No. 3 to the Quarterly Report on Form 10-Q/A (No. 2) for the quarter ended September 30, 2009 of Oxford Technologies, Inc. (the “Company”) is being filed in response to comments by the Staff of the Securities and Exchange Commission (the “SEC”) in connection with its review of the Company’s Quarterly Report on Form 10-Q/A (No. 2) for the fiscal quarter ended September 30, 2009, filed with the SEC on April 1, 2010 (the “Original Filing”).

The Original Filing is being amended to: (1) revise our disclosure regarding “Cost of Sales” and “Operating Expenses” on Results of Operations for the nine month periods ending September 30, 2009 and 2008 of Item 2, “Management’s Disclosure and Analysis or Plan of Operation” by adding additional information.  Although $589,000 of the Cost of Sales is re-classified as Operating Expenses, this amendment has no impact on the balance sheet and net loss.

During the December 31, 2009 audit an error was discovered in the 2008 inventory which required the restatement of the 2008 year end. The error has resulted in WIP being decreased by $466,000 and accumulated deficit has been adjusted to reflect the prior period’s change.

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

Item 1. FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Sep 30	Dec 31
	2009	2008
	US $'000	US $'000
ASSETS	(Restated)	(Restated)
Current Assets:
Cash and cash equivalents	2,408	1,445
Accounts receivable	3,118	3,896
Inventories	4,498	4,104
Other current assets	559	358
Total Current Assets	10,583	9,803

Property and equipment, net of accumulated depreciation
of $29,235 and $25,798	10,648	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	455	414
Security deposits	44	42

Total Assets	21,730	20,583

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,618	1,571
Accounts payable, related party	219	152
Taxes payable	352	323
Checks in excess of cash in bank	1,659	2,168
Accrued expenses and other payables	529	655
Capital Leases - current portion	524	428
Note payable - related party	1,399	1,273
Deferred income - grant, current portion	9	8
Deferred income - rent	705	-
Total Current Liabilities	8,014	6,578

Long-term Liabilities
Capital leases, non-current portion	1,013	1,098
Total Long-term Liabilities	1,013	1,098
Total Liabilities	9,027	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
non issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,324)	(4,552)
Accumulated deficit	(17,453)	(16,021)
Total Stockholders' Equity	12,703	12,907
Total Liabilities and Stockholders' Equity	21,730	20,583

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,990	8,419	16,242	28,237
Cost of Sales	(5,550)	(7,273)	(14,969)	(24,304)
Gross Profit / (Loss)	440	1,146	1,273	3,933

Operating Expenses
Selling, general and administrative	1,217	1,139	3,254	3,765
Operating Income / (Loss)	(777)	7	(1,981)	168

Other Income and Expenses
Rental income	250	293	713	869
Economic development grant	15	35	15	141
Interest income	2	27	2	63
Interest expense	(61)	(109)	(181)	(378)
Net Income / (Loss) before Income Tax Benefit	(571)	253	(1,432)	863

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(571)	253	(1,432)	863

Other Comprehensive Income / (Loss)
Foreign currency translation	(425)	(1,911)	1,228	(1,855)

Total Comprehensive Income / (Loss)	(996)	(1,658)	204	(992)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	0.01	(0.08)	0.05

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Months Ended
	Sep 30, 2009	Sep 30, 2008
	US $000	US $000
Cash Flows from Operating Activities:
Net Income (loss)	$(1,432)	$863
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	679	979
Amortization of grant received	-	(115)
Changes in operating assets and liabilities:
Accounts receivable	1,123	2,779
Inventories	12	(910)
Other current assets	(164)	(529)
Accounts payable	862	(82)
Taxes payable	(3)	268
Accrued expenses and other payables	(265)	883
Interest payable - related party	81	-
Deferred income - rent	680	(520)
Cash provided by operating activities	1,573	3,616

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(2,305)
Cash provided by (used in) investing activities	-	(2,305)

Cash Flows from Financing Activities:
Checks in excess of bank balance	(694)	(2,820)
Proceeds from long-term loan	61	1,461
Proceeds from capital leases	-	1,085
Principal payments on capital leases	(136)	(256)
Increase in Other accumulated Income	(3)	593
Cash provided by (used in) financing activities	(772)	63

Effect of foreign currency translation on cash	162	-

Net increase (decrease) in cash & cash equivalents	963	1,374

Cash and Cash Equivalents, Beginning	1,445	213

Cash and Cash Equivalents, Ending	$2,408	$1,587

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$57	$-
Income Taxes	$-	$-

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

	Sep 30, 2009	Dec 31, 2008
	$000	$000

Raw Materials	3,000	2,742
Work in Progress	1,151	678
Finished Goods	347	684
Total Inventory	4,498	4,104

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

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below

	Jun 30, 2009	Dec 31, 2008
	$000	$000

Current Account	14	3
Deposit Account	482	1,962
Invoice Finance	(431)	(2,430)
Unpresented Checks	(1,724)	(1,703)
	(1,659)	(2,168)

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

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through September 30, 2010.

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

Also while the Company was transitioning/integrating into the new accounting system a material error was discovered.  A variance was noted in the amount of WIP being reported in the old accounting system.  After further investigation, it was discovered that a 2008 ending WIP balance was overstated by approximately $466,000.

The following schedules illustrate the changes between Cost of Sales and Selling, General and Administration, Inventories, Accumulated Other Comprehensive Income and Accumulated Deficit:

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 31		December 31
	2009	2009	2008	2008
	US $'000	US $'000	US $'000	US $'000
ASSETS	restated	original	restated	original
Current Assets:
Cash and cash equivalents	2,408	2,408	1,445	1,445
Accounts receivable	3,118	3,118	3,896	3,896
Inventories	4,498	4,964	4,104	4,528
Other current assets	559	559	358	358
Total Current Assets	10,583	11,049	9,803	10,227

Property and equipment, net of accumulated depreciation
of $29,235 and $25,798.	10,648	10,648	10,324	10,324

Other Long-Term Assets:
Deferred income taxation, non-current portion	455	455	414	414
Security deposits	44	44	42	42

Total Assets	21,730	22,196	20,583	21,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,618	2,618	1,571	1,571
Accounts payable, related party	219	219	152	152
Taxes payable	352	352	323	323
Checks in excess of cash in bank	1,659	1,659	2,168	2,168
Accrued expenses and other payables	529	529	655	655
Capital Leases - current portion	524	524	428	428
Note payable - related party	1,399	1,399	1,273	1,273
Deferred income - grant, current portion	9	9	8	8
Deferred income - rent	705	705	-	-
Total Current Liabilities	8,014	8,014	6,578	6,578

Long-term Liabilities
Capital leases, non-current portion	1,013	1,013	1,098	1,098
Total Long-term Liabilities	1,013	1,013	1,098	1,098
Total Liabilities	9,027	9,027	7,676	7,676

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
non issued and outstanding	-	-	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2	2	2
Additional paid in capital	33,478	33,478	33,478	33,478
Accumulated other comprehensive income	(3,324)	(3,393)	(4,552)	(4,663)
Accumulated deficit	(17,453)	(16,918)	(16,021)	(15,486)
Total Stockholders' Equity	12,703	13,169	12,907	13,331
Total Liabilities and Stockholders' Equity	21,730	22,196	20,583	21,007

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Months Ended Sept 30,		Nine-Months Ended Sept 30,
	2009	2009	2009	2009
	restated	original	restated	original
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,990	5,990	16,242	16,242
Cost of Sales	(5,550)	(6,143)	(14,969)	(16,541)
Gross Profit / (Loss)	440	(153)	1,273	(299)

Operating Expenses
Selling, general and administrative	1,217	624	3,254	1,682
Operating Income / (Loss)	(777)	(777)	(1,981)	(1,981)

Other Income and Expenses
Rental income	250	250	713	713
Economic development grant	15	15	15	15
Interest income	2	2	2	2
Interest expense	(61)	(61)	(181)	(181)
Net Income / (Loss) before Income Tax Benefit	(571)	(571)	(1,432)	(1,432)

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(571)	(571)	(1,432)	(1,432)

Other Comprehensive Income / (Loss)
Foreign currency translation	(425)	(440)	1,511	1,270

	(996)	(1,011)	79	(162)

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.03)	(0.03)	(0.08)	(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

The following summarizes our debt and other contractual obligations at September 30, 2009:

Description                  Amount $000                      Term

------------------------  --------------------   ----------------------------------------------------------------------------------------------------

Invoice discounting
431

Ongoing until facility terminated

Inter-company Loan

797

Finance lease agreements
959

Mix of 3 and 5 year term commencing August 2005 to September 2008

Note payable
1,399

Payable in full on 31 December 2009

----------------------------------------------------------------------------------------------------------------------------------------------------

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

The reason our disclosure controls and procedures were ineffective as of September 30, 2009, was that, following the SEC Staff’s comments, we found that we had failed to correctly record the cost of goods sold for September 30.

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

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.                         Description

----------  -----------------------------------------------------------------------------------------------------------------------------

   31.1        Certification Pursuant to rules 13a-14(a) and 15d-14(a) of the Exchange Act

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