Form 10-Q
period 2010-03-31
OXFORD TECHNOLOGIES INC
filed 2010-05-20
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 19, 2010.

OXFORD TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	US $'000	US $'000
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,091	$2,312
Accounts receivable	5,076	4,340
Inventories	4,753	4,589
Other current assets	285	555
Total Current Assets	12,205	11,796

Property and equipment, net of accumulated depreciation
of $27,973 and $29,666	9,597	10,529

Other Long-Term Assets:
Deferred income taxation, non-current portion	157	168
Security deposits	42	45
Total Assets	$22,001	$22,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,536	$2,990
Accounts payable, related party	783	320
Taxes payable	312	343
Checks in excess of cash in bank	3,827	3,079
Accrued expenses and other payables	412	564
Capital Leases - current portion	450	497
Note payable - related party	1,316	1,408
Deferred income - rent, current portion	221	473
Total Current Liabilities	9,857	9,674

Long-term Liabilities
Capital leases, non-current portion	719	886
Total Long-term Liabilities	719	886
Total Liabilities	10,576	10,560

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive loss	(3,884)	(3,245)
Accumulated deficit	(18,171)	(18,257)
Total Stockholders' Equity	11,425	11,978
Total Liabilities and Stockholders' Equity	$22,001	$22,538

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	Three-Months Ended March 31,
	2010	2009
	US $'000	US $'000

Net Sales	$6,519	$4,689
Cost of Sales	(5,573)	(4,225)
Gross Profit / (Loss)	946	464

Operating Expenses
Selling, general and administrative	1,036	1,001
Operating Income / (Loss)	(90)	(537)

Other Income and Expenses
Rental income	234	220
Interest income	1	-
Interest expense	(59)	(61)
Net Income / (Loss) before Income Tax Benefit	86	(378)

Income tax benefit / (loss)	-	-
Net Income / (Loss)	$86	$(378)

Other Comprehensive Income / (Loss)
Foreign currency translation	(639)	(283)

Total Comprehensive Income / (Loss)	(553)	(661)

Basic and Diluted Earnings Income / (Loss)
per Common Share	$0.00	$(0.02)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Three-Months Ended March 31,
	2010	2009
	US $000	US $000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$86	$(378)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	258	156
Changes in operating assets and liabilities:
Accounts receivable	(1,048)	456
Inventories	(476)	(64)
Prepaid expenses	239	167
Accounts payable	(267)	376
Accounts payable – related party	481	-
Taxes payable	145	(13)
Accrued expenses and other payables	1	(98)
Interest payable - related party	(116)	24
Deferred income - rent	(226)	-
Cash provided by (used in) operating activities	(923)	626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank balance	975	(520)
Principal payments on capital leases	(127)	(127)
Cash provided by (used in) financing activities	848	(647)

Effect of foreign currency translation on cash	(146)	(30)

Net increase (decrease) in cash and cash equivalents	(221)	(51)

Cash and Cash Equivalents, Beginning	2,312	1,445

Cash and Cash Equivalents, Ending	$2,091	$1,394

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$-	$20

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2010

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Net Income/ (Loss) Per Common Share – Basic net income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period.

Foreign Currency Translation - The functional currency of the Company's operations in the UK is the British Pound Sterling. The financial statements of the Company were translated to US dollars using quarter-end exchange rates for the balance sheets and weighted average exchange rates for the statements of operations and statements of cash flows. Equity transactions were translated using historical rates. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the statements of changes in stockholders’ equity in total comprehensive income or loss.

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

	March 31,, 2010	December 31, 2009
	$000	$000

Raw Materials	3,008	2,981
Work in Progress	1,412	1,363
Finished Goods	333	245
	4,753	4,589

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

Borrowings on this facility amounted to $1.7 million at March 31, 2010. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet.

Charges incurred amounted to $34,000 to March 31, 2010. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	March 31, 2010	December 31, 2009
	$000	$000

Current Account	10	365
Deposit Account	454	486
Invoice Finance	(1,710)	(1,980)
Unpresented Cheques	(2,581)	(1,950)
	(3,827)	(3,079)

Recently Issued Accounting Pronouncements – We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2010-18

3.  LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through 19th May 2010.

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

RESULTS OF OPERATIONS

Three-month periods ending March 31, 2010 and 2009

Revenues

Revenues for the three-month period ended March 31, 2010 were $6.5 million an increase of 38% compared to $4.7 million for the same period of the prior year. The increase in revenue is attributable to an increase in sales orders.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the three months ended March 31, 2010 cost of sales were $5.6 million as compared to $4.2 million for the same period of the prior year. Cost of sales to revenue percentage decreased from 90% as at March 31, 2009 to 85% as at March 31, 2010. The decrease in cost of sales is due to a more thorough reporting method therefore we have stripped out some depreciation and utilities and moved them into operating expenses.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2010 operating expenses were $1 million which remains consistent with the prior year $1 million. Operating expenses as a percentage of sales dropped 5% due to the extra expenses of utilities and operating depreciation now being shown here.

Rental Income

For the period ended March 31, 2010, rental income was $234,000 as compared to $220,000 for the three months ended March 31, 2009.  The increase is due to the increase in the dollar/sterling exchange rate.

Interest Expense

Interest expense for the three months ended March 31, 2010 amounted to $59,000 as compared to $61,000 for the same period of the previous year.

Net Income / (Loss)

As a result of the factors discussed above, for the three month period ending March 31, 2010 net income was $86,000 as compared to a net loss of $378,000 for the three month period ending March 31, 2009. This resulted in a basic income per share of $0.00 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31, 2010 as compared to a basic loss per share of $0.02 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2010 the company had cash and cash equivalents of around $2,091,000.

For the three months ended March 31, 2010 net cash used in operating activities was $1,404,000 compared to cash provided by operating activities of $626,000 for the same period of the prior year. This amount is mainly due to a large increase in accounts receivable.

Net cash provided by financing activities for the three month period ended March 31, 2010 amounted to $1,329,000 as compared to cash used in operating activities of $647,000 for the three month period ended March 31, 2009. This amount is mainly due to an increase in checks in excess of cash in bank.

For the three months ended March 31, 2010 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,022,380 subject to the level of qualifying sales invoiced and a bank overdraft limit of $151,119. Interest rates are calculated with reference to bank base rates.  At March 31, 2010 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2010:

Description	Amount	Term
	$000
Invoice Discounting	1,710	Ongoing until facility terminated
Inter-company Loan	1,245
Finance Lease Agreements	707	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note Payable	1,316	Payable in full on December 31, 2010

	4,978

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Accounts payable - related party	783
Capital lease - current portion	167
Capital lease - non-current portion	295

1,245

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

ITEM 4(T).   Controls & Procedures

(a)

 Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on  that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)

Changes in Internal Controls over Financial Reporting

During the first quarter of 2010 there was no change in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not applicable

Item 1A. Risk Factors

Our 2009 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Removed and Reserved

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

May 19, 2010