Form 10-Q
period 2010-06-30
OXFORD TECHNOLOGIES INC
filed 2010-08-10
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of August 9, 2010

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

Item 1.   FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Jun 30	Dec 31
	2010	2009
	US $'000	US $'000
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	1,866	2,312
Accounts receivable	4,619	4,340
Inventories	5,098	4,589
Other current assets	618	555
Total Current Assets	12,201	11,796

Property and equipment, net of accumulated depreciation
of $28,117 and $29,666	9,309	10,529

Other Long-Term Assets:
Deferred income taxation, non-current portion	157	168
Security deposits	44	45

Total Assets	21,711	22,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,322	2,990
Accounts payable, related party	781	320
Taxes payable	228	343
Checks in excess of cash in bank	3,479	3,079
Accrued expenses and other payables	351	564
Capital Leases - current portion	432	497
Note payable - related party	1,311	1,408
Deferred income - rent, current portion	-	473
Total Current Liabilities	9,904	9,674

Long-term Liabilities
Capital leases, non-current portion	612	886
Total Long-term Liabilities	612	886
Total Liabilities	10,516	10,560

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,924)	(3,245)
Accumulated deficit	(18,361)	(18,257)
Total Stockholders' Equity	11,195	11,978
Total Liabilities and Stockholders' Equity	21,711	22,538

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2010	2009	2010	2009
	US $'000	US $'000	US $'000	US $'000

Net Sales	5,445	5,563	11,964	10,252
Cost of Sales	(4,784)	(5,194)	(10,357)	(9,419)
Gross Profit / (Loss)	661	369	1,607	833

Operating Expenses
Selling, general and administrative	1,017	1,036	2,053	2,037
Operating Income / (Loss)	(356)	(667)	(446)	(1,204)

Other Income and Expenses
Rental income	225	243	459	463
Interest income	-	-	1	-
Interest expense	(59)	(59)	(118)	(120)
Net Income / (Loss) before Income Tax Benefit	(190)	(483)	(104)	(861)

Income tax benefit / (loss)	-	-	-	-
Net Income / (Loss)	(190)	(483)	(104)	(861)

Other Comprehensive Income / (Loss)
Foreign currency translation	(40)	1,936	(679)	1,653

Total Comprehensive Income / (Loss)	(230)	1,453	(783)	792

Basic and Diluted Earnings / (Loss) Income
per Common Share	(0.01)	(0.03)	(0.01)	(0.05)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended June 30,
	2010	2009
	US $000	US $000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$(104)	$(861)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	507	542
Changes in operating assets and liabilities:
Accounts receivable	(585)	(689)
Inventories	(837)	357
Prepaid expenses	(101)	(323)
Accounts payable	544	1,287
Taxes payable	56	98
Accrued expenses and other payables	(86)	(380)
Interest payable - related party	(88)	51
Deferred income - rent	(445)	-
Cash provided by (used in) operating activities	(1,139)	82

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(69)
Cash provided by (used in) investing activities	-	(69)

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank balance	621	(54)
Proceeds from related party	473	-
Principal payments on capital leases	(249)	(35)
Cash provided by (used in) financing activities	845	(89)

Effect of foreign currency translation on cash	(152)	184

Net increase (decrease) in cash and cash equivalents	(446)	108

Cash and Cash Equivalents, Beginning	2,312	1,445

Cash and Cash Equivalents, Ending	$1,866	$1,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments For:
Interest	$-	$14

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements and notes included herein should be read in conjunction with the company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2010, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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

	Jun 30, 2010	Dec 31, 2009
	$000	$000

Raw Materials	3,679	2,981
Work in Progress	1,181	1,363
Finished Goods	238	245
Total Inventory	5,098	4,589

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. The maximum advance limit is $3.0 million. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Checks in excess of cash in bank on the balance sheet. Borrowings on this facility amounted to $1.9 million at June 30, 2010.  Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $32,000 for the six month period ended June 30, 2010. The interest charged on this facility is included within interest expense under ‘other income and expenses’. Charges incurred amounted to $63,000 to June 30, 2010. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	Jun 30, 2010	Dec 31, 2009
	$000	$000

Current Account	13	365
Deposit Account	91	486
Invoice Finance	(1,939)	(1,980)
Unpresented Checks	(1,644)	(1,950)
	(3,479)	(3,079)

Recently Issued Accounting Pronouncements – We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2010-20.

3. LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the Company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and has determined there are no items to disclose.

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

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2010 and 2009

Revenues

Revenues for the six month period ended June 30, 2010 were $11.9 million which is an increase of $1.7 million (or 17%) as compared to the six month period ended June 30, 2009. The increase is due to an increase in customer orders and Axiom attaining five new customers.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the six months ended June 30, 2010 cost of sales was $10.4 million. Cost of sales as a percentage of revenue amounted to 87% for the six months ended June 30, 2010 compared to 92% for the same period of the previous year. The decrease in the cost of sales percentage is due to a more thorough reporting method, therefore we have stripped out some depreciation and utilities and moved them into operating expenses.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses. For the six months ended June 30, 2010 operating expenses were $2.1 million compared to $2.0 million for the same period of the previous year. The increase is due to utilities and operating depreciation now being shown under operating expenses.

Rental Income

For the period ended June 30, 2010 rental income was $459,000 compared to $463,000 for the previous year. The decrease is due to less storage space being used by an existing tenant.

Interest expense

Interest expense for the six months ended June 30, 2010 was $118,000 which is in line with the previous year of $120,000.

Net Income (loss)

As a result of the factors discussed above, for the six month period ending June 30, 2010 net loss was $104,000 which is an improvement of 88% compared to the net loss of $861,000 for the six months ended June 30, 2009. This resulted in a basic loss per share of $0.01 on weighted average common shares outstanding of 18,564,002 for the six month period ended June 30, 2010 as compared to basic loss per share of $0.05 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2010 the Company had cash and cash equivalents of around $1.9 million.

For the six months ended June 30, 2010 net cash used in operating activities was $1,139,000 as compared to net cash provided by operating activities of $82,000 for the same period of the prior year. This amount is mainly up by an increase in inventory and accounts receivable.

There was no cash movement in investing activities for the six months ending June 30, 2010 compared with $69,000 cash used in investing activities for the same period of the previous year.

Net cash provided by financing activities amounted to $845,000 for the six month period ended June 30, 2010 for the same period of the prior year $89,000 was used in investing activities. This amount is due to an increase in checks in excess of bank balance and proceeds from related parties.

For the six months ended June 30, 2010 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.0 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $151,000.  Interest rates are calculated with reference to bank base rates.  At June 30, 2010 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2010

Description	Amount	Term
	$000
Invoice Discounting	1,939	Ongoing until facility terminated
Inter-company Loan	1,199
Finance Lease Agreements	626	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note Payable	1,311	Payable in full on December 31, 2010

	5,075

The amount per the consolidated balance as at June 30, 2010 is shown as follows:

$000
Accounts payable - related party	781
Capital lease - current portion	165
Capital lease - non-current portion	253

1,199

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

ITEM 4(T).   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 22, 2010. Based on  that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)

Changes in Internal Controls over Financial Reporting

During the second quarter of 2010 there was no change in internal control over financial reporting.

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

Oxford Technologies, Inc.

By: /s/ Vivian Lam

Vivian Lam, President and Chief Financial Officer

August 9, 2010