Form 10-Q
period 2010-09-30
OXFORD TECHNOLOGIES INC
filed 2010-11-12
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.   Yes [  ]  No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        [   ]      Accelerated filer      [   ]      Non Accelerated filer   [   ]     Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of November 11, 2010

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Item 1.   FINANCIAL STATEMENTS

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30	Dec 31
	2010	2009
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,916	2,312
Accounts receivable	4,736	4,340
Inventories	6,071	4,589
Other current assets	537	555
Total Current Assets	14,260	11,796

Property and equipment, net of accumulated depreciation
of $29,627 and $29,666	9,517	10,529

Deferred income taxation, non-current portion	164	168
Security deposits	44	45

Total Assets	23,985	22,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,790	2,990
Accounts payable, related party	906	320
Taxes payable	531	343
Checks in excess of cash in bank	3,490	3,079
Accrued expenses and other payables	388	564
Capital Leases - current portion	422	497
Note payable - related party	1,370	1,408
Deferred income - rent, current portion	690	473
Total Current Liabilities	11,587	9,674

Long-term Liabilities
Capital leases, non-current portion	591	886
Total Long-term Liabilities	591	886
Total Liabilities	12,178	10,560

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,406)	(3,245)
Accumulated deficit	(18,267)	(18,257)
Total Stockholders' Equity	11,807	11,978
Total Liabilities and Stockholders' Equity	23,985	22,538

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three-Months Ended Sept 30,			Nine-Months Ended Sept 30,
	2010	2009		2010		2009
	US $'000	US $'000		US $'000		US $'000

Net Sales	7,114	5,990		19,078		16,242
Cost of Sales	(6,154)	(5,550)		(16,511)		(14,969)
Gross Profit / (Loss)	960	440		2,567		1,273

Operating Expenses
Selling, general and administrative	1,075	1,217		3,128		3,254
Operating Income / (Loss)	(115)	(777)		(561)		(1,981)

Other Income and Expenses
Rental income	230	250		689		713
Grant income	-	15		-		15
Interest income	1	2		2		2
Interest expense	(57)	(61)		(175)		(181)
Net Income / (Loss) before Income Tax Benefit	59	(571)		(45)		(1,432)

Income tax benefit / (loss)	35	0		35		0
Net Income / (Loss)	94	(571)	0	(10)	0	(1,432)

Other Comprehensive Income / (Loss)
Foreign currency translation	518	(425)		(161)		1,228

Total Comprehensive Income / (Loss)	612	(996)		(171)		(204)

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.01	(0.03)		0.00		(0.08)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002		18,564,002		18,564,002

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Months Ended Sept 30,
	2010	2009
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Loss	(10)	(1,432)
Adjustments to reconcile net loss to net
cash (used in) / provided by operating activities:
Depreciation and amortization	720	679
Changes in operating assets and liabilities:
Accounts receivable	(501)	1,123
Inventories	(1,567)	12
Prepaid expenses	2	(164)
Accounts payable	857	862
Taxes payable	343	(3)
Accrued expenses and other payables	(86)	(265)
Interest payable - related party	(71)	81
Deferred income - rent	226	680
Cash (used in) / provided by operating activities	(87)	1,573

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-
Cash provided by / (used in) investing activities	-	0

Cash Flows from Financing Activities:
Checks in excess of bank balance	482	(694)
Proceeds from related party	576	61
Increase in other accumulated income		(3)
Principal payments on capital leases	(324)	(136)
Cash provided by / (used in) financing activities	734	(772)

Effect of foreign currency translation on cash	(43)	162

Net (decrease) in cash & cash equivalents	604	963

Cash and Cash Equivalents, Beginning	2,312	1,445

Cash and Cash Equivalents, Ending	2,916	2,408

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2010

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements and notes included herein should be read in conjunction with the company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

	Sep 30, 2010	Dec 31, 2009
	$000	$000

Raw Materials	4,330	2,981
Work in Progress	1,481	1,363
Finished Goods	260	245
Total Inventory	6,071	4,589

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

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. The maximum advance limit is $3.1 million. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. Borrowings on this facility amounted to $1.3 million at September 30, 2010. Interest expense amounted to $48,000 for the nine month period ended September 30, 2010. The interest charged on this facility is included within interest expense under ‘other income and expenses’. Charges incurred amounted to $101,000 to September 30, 2010. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	Sep 30, 2010	Dec 31, 2009
	$000	$000

Current Account	21	365
Deposit Account	96	486
Invoice Finance	(1,302)	(1,980)
Unpresented Checks	(2,305)	(1,950)
	(3,490)	(3,079)

Recently Issued Accounting Pronouncements – We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2010-26.

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

RESULTS OF OPERATIONS

Nine-month periods ending September 30, 2010 and 2009

Revenues

Revenues for the nine month period ended September 30, 2010 were $19.1 million which is an increase of $2.8 million (or 17%) as compared to the nine month period ended September 30, 2009. The increase is due to an increase in customer orders and Axiom attaining five new customers.

Cost of sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages and direct depreciation expenses. For the nine months ended September 30, 2010 cost of sales was $16.5 million. Cost of sales as a percentage of revenue amounted to 86% for the nine months ended September 30, 2010 compared to 92% for the same period of the previous year. The decrease in the cost of sales percentage is due to a more thorough reporting method, therefore we have stripped out some depreciation and utilities and moved them into operating expenses.

Operating Expenses

Operating expenses consists of selling, general and administrative expenses. For the nine months ended September 30, 2010 operating expenses were $3.1 million compared to $3.3 million for the same period of the previous year.  Although there is an increase within operating expenses due to operating depreciation and utilities now being reported here overall there has been a decrease due to less being spent on training and recruitment.

Rental Income

For the period ended September 30, 2010 rental income was $689,000 compared to $713,000 for the previous year. The decrease is due to less storage space being used by an existing tenant.

Interest income

Interest income for the nine months ended September 30, 2010 was $2,000 which was in line with the same period of the previous year of $2,000.

Interest expense

Interest expense for the nine months ended September 30, 2010 was $175,000 which is a small decrease from the same period of the previous year of $181,000. The decrease is due to a number of lease agreements ending.

Net Income (loss)

As a result of the factors discussed above, for the nine month period ending September 30, 2010 net loss was $10,000 which is an improvement of 99% compared to the net loss of $1,432,000 for the nine months ended September 30, 2009. This resulted in a basic income per share of $0.00 on weighted average common shares outstanding of 18,564,002 for the nine month period ended September 30, 2010 as compared to basic loss per share of $0.08 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2010 the Company had cash and cash equivalents of around $2.9 million.

For the nine months ended September 30, 2010 net cash used in operating activities was $87,000 as compared to net cash provided by operating activities of $1.6 million  for the same period of the prior year. This amount is mainly made up by an increase in inventory and accounts receivable.

Net cash provided by financing activities amounted to $734,000 for the nine month period ended September 30, 2010, for the same period of the prior year $772,000 was used in investing activities. This amount is due to an increase in checks in excess of bank balance.

For the nine months ended September 30, 2010 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.1 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $157,000.  Interest rates are calculated with reference to bank base rates.  At September 30, 2010 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2010

Description	Amount	Term
	$000
Invoice Discounting	1,301	Ongoing until facility terminated
Inter-company Loan	1,153
Finance Lease Agreements	626	Mix of 3 and 5 year term commencing August 2005 to September 2008
Note Payable	1,370	Payable in full on December 31, 2010

	4,450

The amount per the consolidated balance as at September 30, 2010 is shown as follows:

$000
Accounts payable - related party	906
Capital lease - current portion	99
Capital lease - non-current portion	148

1,153

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

ITEM 4(T).   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 1, 2010. Based on  that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)

Changes in Internal Controls over Financial Reporting

During the third quarter of 2010 there was no change in internal control over financial reporting.

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

November 12, 2010