Form 10-K
period 2010-12-31
OXFORD TECHNOLOGIES INC
filed 2011-04-15
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or smaller reporting company.  See definition of "accelerated filer large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of April 13, 2011.

OXFORD TECHNOLOGIES INC.

Table of Contents

		Page
PART I.
Item 1.	Description of Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Description of Properties	10
Item 3.	Legal Proceedings	10

PART II.
Item 5.	Market for Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis or Plan of Operations	11
Item 8.	Financial Statements and Supplementary Data	15
Item 8A.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	15
Item 9A.	Controls and Procedures	15
Item 9B.	Other Information	16

PART III.
Item 10.	Directors and Executive Officers of the Registrant	16
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	19
Item 13.	Certain Relationships and Related Transactions	19
Item 14.	Principal Accountant Fees and Services	20

PART IV.
Item 15.	Exhibits and Financial Statements Schedules	22-35

	Signatures

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

Prior to the acquisition by Great Admirer in April 2002, Axiom had been a wholly-owned subsidiary of Aiwa Europe Ltd., which was itself a wholly-owned subsidiary of Aiwa Co, Limited which was effectively acquired by Sony Corporation on October 1, 2002. As the sole original equipment manufacturer of Aiwa's own-brand consumer electronics products in Europe, Axiom was responsible for manufacturing Aiwa brand consumer electronics products, primarily audio and visual products, on behalf of Aiwa Co. of Japan, for distribution in the UK, France, Germany, Netherlands and Poland.

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

Year ended December 31,	2010	2009
	%	%

Consumer	8.4	8.1
Marine	0.8	0.0
Aerospace / Defence	20.3	12.3
Medical	34.0	43.2
Industrial	36.5	36.4

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the years ended December 31, 2010, and 2009, there was one supplier who accounted for 10% of the Company's purchases.

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

Research and Development

For the year ended December 31, 2010, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

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

Employees

The Company currently has 160 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. Five percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

We generated a net income of $0.5 million for December 31, 2010 and net loss of $2.2 million for December 31, 2009, our accumulated deficit as of December 31, 2010 was $17.8 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

We need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently depend on invoice discounting, bank loans and finance lease agreements to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. As of the date of this annual report, we do not have any arrangements for financing.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

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

A substantial portion of our revenues has been derived from our four largest customers, four of them accounted for 10% or more of our total sales. For the years ended December 31, 2010 and 2009 sales to those four largest customers accounted for approximately 82% and 84% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

The Company's subsidiary has subleased certain of its spaces on an annual basis for $904,000 per year. The lease term is from July 1, 2009 through June 30, 2011.

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

Holders

As of December 31, 2010, there were 357 holders of record for our common shares. The Company has only one class of stock outstanding.

Dividends

The Company has not paid any dividends since its incorporation and the Company does not have a current plan to pay dividends in the foreseeable future.

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

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by it or any affiliated entity during the year ended December 31, 2010.

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

On July 29, 2008 the company acquired 100% of the share capital (1,000 shares) of Axiom M S Limited (“AMS”).

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

O

Medical devices

O

Industrial control equipment

O

Domestic appliances

O

Ministry of Defense products

O

Computer and related products

O

Testing and instrumentation products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM's own manufacturing operation. OEM contracts with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases, Axiom builds products that carry the brand name of its customers. Substantially all of Axiom's manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just in time delivery programs which allow product shipments to be closely coordinated with the customers' inventory requirements. Additionally Axiom completes the assembly of final product for its customer’s by integrating the manufactured printed circuit boards into the customers finished products.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year ended December 31,	2010		2009
	US $'000		US $'000
	Amount	%	Amount	%

Net sales	26,809	100%	22,743	100%
Cost of sales	23,286	87%	20,925	92%
Gross profit	3,523	14%	1,818	8%
Operating expenses	3,976	15%	4,547	20%
Operating (loss)	(453)	(2%)	(2,729)	(12%)
Other income and expenses	699	3%	774	3%
Income / (loss) before income taxes	246	1%	(1,955)	(9%)
Income tax benefit / (expense)	236	1%	(281)	(1%)
Net income	482	2%	(2,236)	(10%)

The final results show that there was an increase in income between 2010 and 2009, with an increase in the gross profit margin.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

Revenue for the years ending December 31, 2010 and 2009 respectively were $26.8 million and $22.7 million which is an increase of 18%. The number of customers remained constant at 22 as of December 31, 2010.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expense. For the years ending December 31, 2010 and 2009 respectively the Company's cost of sales were $23 million and $21 million. The cost of sales percentage of sales has dropped to 87% compared to 92% last year the decrease is due to a more thorough reporting method, therefore we have stripped out indirect depreciation and indirect utilities and moved them into operating expenses.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. For the years ending December 31, 2010 and 2009 respectively these were $4.0 million and $4.5 million. The small decrease is due to lower expenditure on training, recruitment and indirect wages.

Rental Income and Economic Development Grant

For the year ended December 31, 2010 rental income was $924,000 compared to $961,000 for the same period of the previous year. The decrease in rental income was as a result of less warehouse space being used by an existing tenant.

Interest Income

Interest income for the years ending December 31, 2010 and 2009 respectively was $5,000 and $2,000. The increase is due to more cash being held at the bank this year.

Interest Expense

Interest expense for the years ending December 31, 2010 and 2009 respectively was $230,000 and $244,000. The decrease is due to less of the invoice discounting facility being used.

Net Loss

As a result of the factors discussed above, the Company reported a net income of $0.5 million for the year ended December 31, 2010 as compared to a net loss of $2.2 million for the previous year. This resulted in basic and diluted net income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2010, as compared to net loss per share of $0.12 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

Our cash and cash equivalents totaled $2.5 million and $2.3 million December 31, 2010 and 2009 respectively.

Operating activities   During the twelve months ended December 31, 2010 operating activities provided $1.9 million compared to $0.6 million in 2009. The cash mainly came from an increase in accounts payable during 2010.

Investing activities    During the twelve months ended December 31, 2010 investing activities used $0 million as compared to $0.2 million for the twelve months ended December 31, 2009.

Financing activities   During the twelve months ended December 31, 2010 cash used in financing activities was $1.7 million as compared to cash provided by financing activities of $0.4 million for 2009.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,121,800 subject to the level of qualifying sales invoiced and a bank overdraft limit of $156,090. Interest rates are calculated with reference to bank base rates. At December 31, 2010  interest on invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.

The following summarizes our debt and other contractual obligations at December 31, 2010:

Description	Amount	Term
	$'000
Invoice discounting	104,000	Ongoing until facility terminated.
Note Payable	1,359,000	Payable in full on December 31, 2011
Inter-company loan	1,275,000
Finance lease agreements	552,000	Mix of 3 & 10 yr term commencing August 2005 to December 2010

	3,290,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The breakdown for the consolidated balances is shown below:

Accounts payable related party	$901,000
Capital lease current portion	171,000
Capital lease non-current portion	203,000

$1,275,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages 22 through 33 of this Form 10-K.

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on the Company’s evaluation of its internal controls as of December 31, 2010, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal controls over financial reporting were effective.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

(d) Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management's report was not subject to attestation by our registered public accounting firm pursuant to Rule 2-02(f) of Regulation S-X.

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Vivian Lam Lee Yu	42	President, Chief Financial Officer, Secretary and Director
David Davies	45	Managing Director of Axiom Manufacturing Services Ltd.
Woon Chew Chai	52	Director

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except David Davies, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $144,514 in salary and approximately $11,746 in pension in 2010. Mr. Davies was appointed Axiom's managing director in May 2009.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31, 2010, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Name and Address of	Number of Shares	Percentage
Title of Class	Beneficial Owner	Beneficially Owned	of the Class

Common Stock	Great Admirer Ltd. (i)	17,601,002	94.8%(ii)
	99 Queen’s Road, Central
	Hong Kong

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31, 2010.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

During the year the Company received additional funding of $576,531 from Great Admirer Limited. Great Admirer Limited is the Company’s holding company. At December 31, 2010 the Company had outstanding loans to affiliates in the amount of approximately $901,000.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2010 and 2009 and reviews of the Company's interim financial statements included in the Company's Forms 10-K and 10-Q for fiscal years 2010 and 2009 were $73,714 and $30,430.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:  $4,400 and $2,650 were paid in 2010 and 2009, respectively, for tax return preparation.

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

Dated:  April 14, 2011

By: /s/ Vivian Lam Lee Yu

Vivian Lam Lee Yu, President

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Vivian Lam Lee Yu
Vivian Lam Lee Yu	President and Chief Financial Officer	April 14, 2011
(Principal executive officer, Principal financial officer and Principal accounting officer and Director)

/s/ Woon Chew Chai
Woon Chew Chai	Director	April 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Technologies, Inc. as of December 31, 2010 and 2009, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 14, 2011

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2010	2009
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,456	2,312
Accounts receivable	4,994	4,340
Inventories	5,232	4,589
Other current assets	424	555
Total Current Assets	13,106	11,796

Property and equipment, net of accumulated depreciation
of $24,893 and $29,666	9,345	10,529

Deferred income taxation, non-current portion	368	168
Security deposits	43	45

Total Assets	22,862	22,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,547	2,990
Accounts payable, related party	901	320
Taxes payable	410	343
Checks in excess of cash in bank	1,106	3,079
Accrued expenses and other payables	948	564
Capital Leases - current portion	444	497
Note payable - related party	1,359	1,408
Deferred income - rent, current portion	457	473
Total Current Liabilities	10,172	9,674

Long-term Liabilities
Capital leases, non-current portion	484	886
Total Long-term Liabilities	484	886
Total Liabilities	10,656	10,560

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,499)	(3,245)
Accumulated deficit	(17,775)	(18,257)
Total Stockholders' Equity	12,206	11,978
Total Liabilities and Stockholders' Equity	22,862	22,538

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31	December 31
	2010	2009
	US $'000	US $'000

Net Sales	26,809	22,743
Cost of Sales	(23,286)	(20,925)
Gross Profit / (Loss)	3,523	1,818

Operating Expenses
Selling, general and administrative	3,976	4,547
Operating Income / (Loss)	(453)	(2,729)

Other Income and Expenses
Rental income	924	961
Grant income	-	55
Interest income	5	2
Interest expense	(230)	(244)
Net Income / (Loss) before Income Tax Benefit	246	(1,955)

Income tax benefit / (expense)	236	(281)
Net Income / (Loss)	482	(2,236)

Other Comprehensive Income / (Loss)
Foreign currency translation	(254)	1,307

Total Comprehensive Income / (Loss)	228	(929)

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.03	(0.12)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31, 2008	-	$ -	18,564,002	$ 2	$ 33,478	$ (4,552)	$ (16,021)	$ 12,907

Contributed Capital	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	(2,236)	(2,236)
Cumulative foreign currency translation adjustment	-	-	-	-	-	1,307	-	1,307

Balance, December 31, 2009	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,245)	$ (18,257)	$ 11,978

Contributed capital	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	482	482
Cumulative foreign currency translation adjustment	-	-	-	-	-	(254)	-	(254)

Balance, December 31, 2010	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,499)	$ (17,775)	$ 12,206

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31	December 31
	2010	2009
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income (loss)	482	(2,236)
Adjustments to reconcile net income / (loss) to net
cash provided by operating activities:
Depreciation and amortization	822	1,093
Deferred taxation	(204)	281
Amortization of grant received	-	(9)
Changes in operating assets and liabilities:
Accounts receivable	(799)	(30)
Inventories	(794)	(50)
Prepaid expenses	122	(160)
Accounts payable	1,631	1,220
Taxes payable	230	(14)
Accrued expenses and other payables	437	(264)
Proceeds from accounts payable - related party	-	161
Interest payable - related party	(36)	108
Deferred income - rent	-	459
Cash provided by operating activities	1,891	559

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(225)
Cash used in investing activities	-	(225)

Cash Flows from Financing Activities:
Checks in excess of bank balance	(1,847)	666
Proceeds from related party	579	-
Principal payments on capital leases	(405)	(296)
Cash (used in) / provided by financing activities	(1,673)	370

Effect of foreign currency translation on cash	(74)	163

Net increase in cash & cash equivalents	144	867

Cash and Cash Equivalents, Beginning	2,312	1,445

Cash and Cash Equivalents, Ending	2,456	2,312

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

The continuing operations of the Company will reflect the consolidated operations of Oxford and its wholly-owned subsidiaries, Axiom and AMS.

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

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2010 and 2009, and thus has not set an allowance for doubtful accounts for the years then ended.

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

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2010 and 2009 includes foreign currency translation gains.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the Company. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on this facility amounted to $0.1million and $1.9 million as at December 31, 2010 and 2009 and respectively. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.06 and $0.06 million for the years ending December 31, 2010 and 2009. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.1million and $0.1million for the years ending December 31, 2010 and 2009. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Year ended December 31,	2010	2009
	US $'000	US $'000

Current Account	0	365
Deposit Account	89	486
Invoice Finance	(104)	(1,980)
Unpresented Checks	(1,091)	(1,950)

Total	(1,106)	(3,079)

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

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009, consisted of the following:

Year ended December 31,	2010	2009
	US $'000	US $'000

Building & building improvements	14,365	14,881
Machinery & equipment	13,978	19,159
Fixtures & Fittings	5,895	6,155
	34,238	40,195
Less : accumulated depreciation	-24,893	-29,666

Total	9,345	10,529

Depreciation expenses amounted to $822,000 and $1,093,000 for the years ended December 31, 2010 and 2009, respectively.

3.  INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

Year ended December 31,	2010	2009
	US $'000	US $'000

Raw Materials	3,628	2,981
Work in Progress	1,572	1,363
Finished Goods	32	245

	5,232	4,589

4.  INVOICE DISCOUNTING

The invoice discounting facility is a confidential invoice discounting function provided through the invoice finance arm of HSBC Bank where funds are advanced to the company based on the presentation of qualifying invoices up to a maximum level of $3.1million. We retain the administration of the sales ledger. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate. The borrowings on this account are shown in Checks in Excess of Cash in Bank. Charges and borrowings are shown in the table below.

Year ended December 31,	2010	2009
	US $'000	US $'000

Borrowings	104	1,981
Charges	142	110
Interest	60	61

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

5.      NOTES PAYABLE

The Overdraft facility of $156,090 ($161,700 in 2009) is reviewed and renewed annually and is secured against the property at Technology Park, Newbridge, Newport, interest is charged at a rate of 2% above the Bank of England base rate.

6.     NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly-owned subsidy of Oxford Technologies, Inc. has a note payable to Global Select Limited. The amount owed as at December 31, 2010 was $1,359,000 and is payable on demand at December 31, 2011. Interest is charged at 8% per annum and accrued in the amount of $108,000 for the period ended December 31, 2010.

7.    CAPITAL LEASES

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

The Company is leasing computers and laptops from Dell under three hire purchase contracts, the terms are 36 months with commencement dates July, August and December 2010. Monthly payments including principal and interest range from $542 to $666.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

Year ended December 31,	US $'000

2011	444
2012	340
2013	144
2014	0
2015	0
Total	928
Less current portion	(444)
Long term portion	484

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2010 and 2009.

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

The Company is leasing four (4) vehicles from Network Vehicles Limited. Each lease runs for three (3) years the repayments range from $395 to $896.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,577. The lease expires in December 2011.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2011	$47
2012	27
2013	7

$81

9.  DEFERRED INCOME

The company has deferred income in the form of rental income received in advance. The amount of deferred income recorded for the fiscal year ended December 31, 2010 was $457,000.

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2010 and 2009:

Year ended December 31,	2010	2009
	US $'000	US $'000

Facilities and maintenance	941	1,329
Other personnel costs	1,260	1,475
Bank Charges	157	123
Advertising and promotion	58	88
Indirect materials	149	200
Travel and motor	120	130
Other	872	933
Indirect depreciation	419	-
Exceptional costs	-	269

	3,976	4,547

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

11.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on an annual basis for $904,000 per year. The lease term is from July 1, 2009 through June 30, 2011.  The Company also leases un-contracted space for $20,000 per year.

12.  INCOME TAX

The Company has implemented ASC 740 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $23,754,030 and $24,681,000 in 2010 and 2009, respectively. The US parent company has $705,000 of carryforward losses that expire through the year 2030. The components of the deferred tax asset and the related tax benefit, based upon UK and US corporate tax rates of 26% and 24%, are as follows:

	Year Ended December 31,
Deferred tax asset:	2010	2009
	US $'000	US $'000
Net operating loss carry forward	$24,459	$24,681
Excess of depreciation over taxation allowances and other small temporary differences	721	700
Total Components of deferred tax assets	25,180	25,381
Deferred tax assets	6,640	6,091
Valuation allowance UK	(6,089)	(5,745)
Valuation allowance US	(183)	(178)
Net deferred tax assets	$368	$168

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

A reconciliation of income tax expense (benefit) to the amount of computed using statutory US and UK corporation tax rate of 26% and 24% for 2010 and 2009, respectively, is as follows:

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

	Year Ended December 31,
	2010	2009
	US $'000	US $'000
Standard rate corporation tax charge	$64	$(386)
Non-deductible expenses		1
Unused NOL	-	332
Depreciation in excess of capital allowance	-	53
Changes in prior year taxes, including estimates of NOL carryforward amounts, effective tax rates and exchange rates.	(649)
Change in valuation allowance	349	281
Total taxable expense (benefit)	$(236)	$281

The blended corporate rate of 26% and 24% was used since the majority of taxable income and losses are attributable to the UK subsidiaries.  The US maximum Federal corporate rate is 35% and the minimum is 15%, thus an effective rate of 26% and 24% for 2010 and 2009, respectively, was used for both US and UK tax provision estimates.  The parent company files a separate return in the United States on stand-alone income/losses.

	Year Ended December 31,
	2010	2009
Current:	US $'000	US $'000
Federal	$-	$-
State	-	-
Foreign	(32)	-
Deferred:
Federal	-	-
State	-	-
Foreign	(204)	(281)
Total taxable expense (benefit)	$(236)	$(281)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 and 2009, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

13.   BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $127,522 and $156,907 for the years 2010 and 2009, respectively.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

14.    RELATED PARTY TRANSACTIONS

During the year the Company received additional funding of $581,000 from Great Admirer Limited.  Great Admirer Limited is the Company’s holding company. At December 31, 2010 the Company had accounts payable to affiliates in the amount of approximately $901,000.

As all lenders are related companies of Oxford, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

15.  CONCENTRATION

Four customers represent eighty two percent (82%) and eighty four percent (84%) of sales respectively in 2010 and 2009. Four customers represent seventy nine percent (79%) and eighty six percent (86%) of Accounts Receivable respectively in 2010 and 2009.

16. SUBSEQUENT EVENTS

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