Form 10-Q
period 2011-03-31
OXFORD TECHNOLOGIES INC
filed 2011-05-18
CIK 1169567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 18, 2011.

OXFORD TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,327	2,456
Accounts receivable, net of allowance of $18 and $0 at March 31, 2011 and December 31, 2010, respectively	6,682	4,994
Inventories	6,322	5,232
Other current assets	345	424
Total Current Assets	15,676	13,106

Property and equipment, net of accumulated depreciation
of $26 and $25	9,368	9,345

Deferred income taxation, non-current portion	379	368
Security deposits	44	43

Total Assets	25,467	22,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,684	4,547
Accounts payable, related party	917	901
Taxes payable	754	410
Checks in excess of cash in bank	4,556	1,106
Accrued expenses and other payables	482	948
Capital Leases - current portion	443	444
Note payable - related party	1,398	1,359
Deferred income - rent	235	457
Total Current Liabilities	12,469	10,172

Long-term Liabilities
Capital leases, non-current portion	373	484
Total Long-term Liabilities	373	484
Total Liabilities	12,842	10,656

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,132)	(3,489)
Accumulated deficit	(17,723)	(17,785)
Total Stockholders' Equity	12,625	12,206
Total Liabilities and Stockholders' Equity	25,467	22,862

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	March 31	March 31
	2011	2010
	US $'000	US $'000

Net Sales	7,433	6,519
Cost of Sales	(6,381)	(5,573)
Gross Profit / (Loss)	1,052	946

Operating Expenses
Selling, general and administrative	1,176	1,036
Operating Income / (Loss)	(124)	(90)

Other Income and Expenses
Rental income	239	234
Interest income	-	1
Interest expense	(53)	(59)
Net Income / (Loss) before Income Tax Benefit	62	86

Income tax benefit / (expense)	-	-
Net Income / (Loss)	62	86

Other Comprehensive Income / (Loss)
Foreign currency translation	357	(639)

Total Comprehensive Income / (Loss)	419	(553)

Basic and Diluted Earnings / (Loss) Income
per Common Share	$0.00	$0.00

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31	March 31
	2011	2010
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	62	86
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	282	258
Changes in operating assets and liabilities:
Accounts receivable	(1,557)	(1,048)
Inventories	(944)	(476)
Prepaid expenses	113	239
Accounts payable	(997)	(267)
Taxes payable	195	145
Accrued expenses and other payables	(279)	1
Interest payable - related party	(91)	(116)
Deferred income - rent	(236)	(226)
Cash used in operating activities	(3,452)	(1,404)

Cash Flows from Investing Activities:
Purchase of property and equipment	(38)	-
Cash used in investing activities	(38)	-

Cash Flows from Financing Activities:
Checks in excess of bank balance	3,338	975
Proceeds from related party	-	481
Principal payments on capital leases	(137)	(127)
Cash provided by financing activities	3,201	1,329

Effect of foreign currency translation on cash	70	(146)

Net increase in cash and cash equivalents	(219)	(221)

Cash and Cash Equivalents, Beginning	2,546	2,312

Cash and Cash Equivalents, Ending	$2,327	$2,091

Supplemental Cash Flow Information:
Cash Payments For:
Interest	$-	$-

Notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2011, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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

	March 31	December 31
	2011	2010
	US $'000	US $'000

Raw Materials	3,845	3,628
Work in Progress	2,304	1,572
Finished Goods	173	32

	6,322	5,232

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

Borrowings on this facility amounted to $2.4 million at March 31, 2011. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet.

Charges incurred amounted to $0.04 million to March 31, 2011 and interest for the same period amounted to $0.01 million. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	March 31	December 31
	2011	2010
	US $'000	US $'000

Current Account	12	-
Deposit Account	92	89
Invoice Finance	(2,411)	(104)
Unpresented Checks	(2,249)	(1,091)

Total	(4,556)	(1,106)

Recently Issued Accounting Pronouncements – We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2011-03.

3.  LONG-TERM CONTRACTS

Capital Leases

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

4.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. Per our evaluation we noted no significant subsequent event that requires disclosure.

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

The Company provides electronics manufacturing services in the business to business or business to industry sectors and to original equipment manufacturers in the following market sectors:

•

Medical devices

•

Industrial control equipment

•

Domestic appliances

•

Computer and related products

•

Testing and instrumentation products

•

Ministry of Defense products

As a result of efficiently managing costs and assets, Axiom is able to offer its customers an outsourcing solution that represents a lower total cost of acquisition than that typically provided by the OEM’s own manufacturing operation. OEM’s contract with Axiom to build their products or to obtain services related to product development and prototyping, volume manufacturing or aftermarket support. In many cases Axiom builds products that carry the brand name of its customers and substantially all of Axiom’s manufacturing services are provided on a turnkey basis where Axiom purchases customer specific components from suppliers, assembles the components onto printed circuit boards, performs post production testing and provides the customer with production process and test documentation. Axiom also provides manufacturing services on a consignment basis where material is free issued by the customer for Axiom to build into finished printed circuit boards or product. Axiom offers its customers flexible just-in-time delivery programs which allow product shipments to be closely coordinated with the customers’ inventory requirements. Additionally Axiom completes the assembly of final product for its customers by integrating the manufactured printed circuit boards into the customers’ finished products.

RESULTS OF OPERATIONS

Three month periods ending March 31, 2011 and 2010

Revenues

Revenues for the three month period ended March 31, 2011 were $7.4 million, an increase of 14% as compared to $6.5 million for the same period of the prior year. The increase in revenue is attributable to an increase in sales orders.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended March 31, 2011 cost of sales were $6.4 million, an increase of 14% as compared to $5.6 million for the same period of the previous year. The increase is in line with the sales percentage increase. Cost of sales to revenue percentage was 86% which is less than 1% increase from the same period of the previous year.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2011 operating expenses were $1 million which remains consistent with the prior year $1 million. Operating expenses as a percentage of sales has also remained in line with the prior year at 16%.

Rental Income

For the period ended March 31, 2011, rental income was $0.2 million as compared to $0.2 million for the three months ended March 31, 2010.

Interest Expense

Interest expense for the three months ended March 31, 2011 amounted to $0.05 million as compared to $0.06 million for the same period of the previous year.

Net Income / (Loss)

For the three month period ending March 31, 2011, net income was $0.06 million as compared to $0.09 million for the three month period ending March 31, 2010. This resulted in a basic income per share of $0.00 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31, 2011 as compared to a basic income per share of $0.00 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2011 the company had cash and cash equivalents of around $2.3 million.

For the three months ended March 31, 2011 net cash used in operating activities was $3.5 million compared to $1.4 million for the same period of the prior year. This amount is mainly due to a large increase in accounts receivable.

For the three months ended March 31, 2011 net cash used in investing activities was $0.04 million due to the purchase of some fixed assets.

Net cash provided by financing activities for the three month period ended March 31, 2011 amounted to $3.2 million as compared to $1.3 million for the three month period ended March 31, 2010. This amount is mainly due to an increase in checks in excess of cash in bank.

For the three months ended March 31, 2011 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.2 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At March 31, 2011 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2011:

	Amount
Description	$'000	Term
Invoice discounting	2,411	Ongoing until facility terminated.
Note Payable	1,398	Payable in full on December 31, 2011
Inter-company loan	1,230
Finance lease agreements	503	Mix of 3 & 10 yr term commencing August 2005 to December 2010

	5,542

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	917
Capital lease current portion	176
Capital lease non-current portion	137

1,230

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

ITEM 4.   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2011 there was no change in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not applicable

Item 1A. Risk Factors

Our 2010 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

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

May 18, 2011