Form 10-Q
period 2011-06-30
OXFORD TECHNOLOGIES INC
filed 2011-08-04
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X]  No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer, and accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]   Accelerated filer [   ]    Non Accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of August 3, 2011.

OXFORD TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2011	2010
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,077	2,456
Accounts receivable, net of allowance of $38 and $0	6,102	4,994
Inventory, net	7,041	5,232
Other current assets	583	424
Total Current Assets	15,803	13,106

Property and equipment, net of accumulated depreciation
of $26 and $25	9,310	9,345

Deferred tax assets - net non-current	379	368
Security deposits	44	43

Total Assets	25,536	22,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,242	4,547
Accounts payable, related party	912	901
Taxes payable	669	410
Checks in excess of cash in bank	4,226	1,106
Accrued liabilities - current	191	948
Capital Leases - current portion	439	444
Note payable - related party	1,399	1,359
Deferred revenue - leases current	-	457
Total Current Liabilities	12,078	10,172

Long-term Liabilities
Capital leases, non-current portion	303	484
Total Long-term Liabilities	303	484
Total Liabilities	12,381	10,656

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,135)	(3,489)
Accumulated deficit	(17,190)	(17,785)
Total Stockholders' Equity	13,155	12,206
Total Liabilities and Stockholders' Equity	25,536	22,862

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2011	2010	2011	2010
	US $'000	US $'000	US $'000	US $'000

Net Sales	7913	5445	15,346	11,964
Cost of Goods Sold	(6,552)	(4,784)	(12,933)	(10,357)
Gross Profit	1,361	661	2,413	1,607

Operating Expenses
Selling, general and administrative	1022	1017	2,198	2,053
Operating Income / (Loss)	339	(356)	215	(446)

Other Non-Operating Income and Expenses
Rental income	245	225	484	459
Interest income	2	-	2	1
Interest expense	(53)	(59)	(106)	(118)
Net Income / (Loss) before Income Tax Benefit	533	(190)	595	(104)

Income tax benefit / (expense)	-	-	-	-
Net Income / (Loss)	533	(190)	595	(104)

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	(3)	(40)	354	(679)

Comprehensive Income / (Loss), net of tax	530	(230)	949	(783)

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.03	(0.01)	0.03	(0.01)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Months Ended
	June 30, 2011	June 30, 2010
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income (loss)	595	(104)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	403	507
Changes in operating assets and liabilities:
Accounts receivable	(980)	(585)
Inventories	(1,676)	(837)
Prepaid expenses	(145)	(101)
Accounts payable	(445)	544
Taxes payable	125	56
Accrued expenses and other payables	(597)	(86)
Interest payable - related party	(72)	(88)
Deferred income - rent	(475)	(445)
Cash used in operating activities	(3,267)	(1,139)

Cash Flows from Investing Activities:
Purchase of property and equipment	(92)	-
Cash used in investing activities	(92)	-

Cash Flows from Financing Activities:
Checks in excess of bank balance	3,030	621
Proceeds from related party	-	473
Debt instrument periodic payment - principal	(216)	(249)
Cash provided by financing activities	2,814	845

Effect of foreign currency translation on cash	76	(152)

Net decrease in cash and cash equivalents	(469)	(446)

Cash and Cash Equivalents, Beginning	2,546	2,312

Cash and Cash Equivalents, Ending	2,077	1,866

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2011

       NOTE 1.   NATURE OF OPERATIONS

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

At the time Great Admirer acquired Axiom in 2002, Great Admirer was a non-operating shell company and incurred minimal costs to acquire Axiom. Therefore no costs incurred by Axiom were recorded in the accounts of Axiom.

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

In January 2011 the Company transferred all of its 13,564,002 shares in Axiom Manufacturing Services Limited to Axiom MS Limited. In exchange Axiom MS Limited issued 700 shares of its common stock to Oxford Technologies Inc.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Net Income / (Loss) Per Common Share

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

Revenue Recognition

Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowances. All revenues generated and the associated cost of sales incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2011, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sales relating to the provision of a market return and repair service.

Trade Receivables

Trade receivables are stated at net realisable value. This value includes an appropriate estimated allowance for uncollectible accounts. The allowance is calculated based upon an evaluation of the level of past due accounts and the relationship with the financial status of our customers.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Inventory quantities on hand are regularly reviewed and where necessary, reserves for excess and unusable inventories recorded.

	June 30	December 31
	2011	2010
	US $'000	US $'000

Raw Materials	4,867	3,628
Work in Progress	2,004	1,572
Finished Goods	170	32

	7,041	5,232

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over estimated useful lives of various asset classes as follows:

Building and building improvements

20 to 45 years

Machinery and equipment

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

Borrowings on this facility amounted to $1.4 million at June 30, 2011. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet.

Charges incurred amounted to $0.08 million to June 30, 2011 and interest for the same period amounted to $0.03 million. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank

The components of this balance sheet account are shown below:

	June 30, 2011	December 31, 2010
	US $'000	US $'000

Current Account	3	-
Deposit Account	48	89
Invoice Finance	(1,382)	(104)
Unpresented Checks	(2,895)	(1,091)

Total	(4,226)	(1,106)

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2011-07.

NOTE 3.  COMMITMENTS

Capital Lease

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

NOTE 4.  SUBSEQUENT EVENTS

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

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products (primarily audio and visual equipment) on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000, due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support. On July 29, 2008, The Company acquired 100% of the share capital (1,000 shares) of Axiom MS Limited (“AMS”). AMS was incorporated on July 29, 2008, to seek new business opportunities. In January 2011, The Company transferred all of its shares in Axiom to AMS. In exchange AMS issued 700 shares of its common stock to The Company.

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

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2011 and 2010

Revenues

Revenues for the six month period ended June 30, 2011 were $15.3 million, an increase of 28% or $3.4 million as compared to the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the six months ended June 30, 2011 cost of sales were $12.9 million, an increase of $2.6 million as compared to the six months ended June 30, 2010. Cost of sales as a percentage of sales is 84% which is lower than the same period of the previous year. Direct wages and direct depreciation are now a lower percentage of sales than previous years.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the six months ended June 30, 2011 operating expenses were $2.2 million an increase of 7% as compared to the same period of the previous year. The increase stems mainly from consultancy fees.

Rental Income

For the six months ended June 30, 2011 rental income was $0.5 million which remains consistent with $0.5 million of the same period of the previous year.

Interest Expense

Interest expense for the six months ended June 30, 2011 amounted to $0.1 million which remains consistent with $0.1 million of the same period of the previous year.

Net Income / (Loss)

For the six months ended June 30, 2011 net income was $0.6 million as compared to a net loss of $0.1 million for the six months ended June 30, 2010. This resulted in a basic income per share of $0.03 on weighted average common shares outstanding of 18,564,002 for the six months ended June 30, 2011 as compared to a basic loss per share of $0.01 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2011 the Company had cash and cash equivalents of around $2.1 million.

For the six months ended June 30, 2011 net cash used in operating activities was $3.3 million as compared to $1.1 for the same period of the previous year. The main reasons for this was an increase in inventory and payment of accounts payable.

For the six months ended June 30, 2011 net cash used in investing activities was $0.09 million as compared to $0 million for the same period of the previous year. The increase is due to the purchase of fixed assets.

For the six months ended June 30, 2011 net cash provided by financing activities was $2.8 million as compared to $0.8 million for the same period of the previous year. This amount is due to an increase in checks in excess of cash in bank.

For the six months ended June 30, 2011 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.2 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At June 30, 2011 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2011.

	Amount
Description	$'000	Term
Invoice discounting	1,382	Ongoing until facility terminated.
Note Payable	1,399	Payable in full on December 31, 2011
Inter-company loan	1,181
Finance lease agreements	472	Mix of 3 & 10 yr term commencing August 2005 to December 2010

	4,434

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	912
Capital lease current portion	176
Capital lease non-current portion	93

1,181

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

ITEM 4.   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)  Changes in Internal Controls over Financial Reporting

During the second quarter of 2011 there was no change in internal control over financial reporting.

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

Exhibit No.

Description

    31.1              Certification Pursuant to rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1             Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

                    Oxley Act of 2002

101.INS       XBRL Instance Document

    101.SCH     XBRL Taxonomy Extension Schema Document

    101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document

    101.LAB     XBRL Taxonomy Extension Label Linkbase Document

    101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document

    101.DEF      XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Technologies, Inc.

By: Vivian Lam

Vivian Lam, President and Chief Financial Officer

August 3, 2011

1