Form 10-Q/A
period 2011-06-30
OXFORD TECHNOLOGIES INC
filed 2011-08-18
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 4, 2011 (the "Original Filing").

The purpose we are filing this Amendment is to correct the exhibit numbers of XBRL exhibits, which were incorrectly filed as Exhibit 100s in the beginning. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on August 4, 2011 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

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

August 15, 2011