Form 10-Q
period 2011-09-30
OXFORD TECHNOLOGIES INC
filed 2011-11-14
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

COMMON STOCK, $.0001 PAR VALUE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X]   No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer or a smaller reporting company. See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]   Accelerated filer [   ]    Non Accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No    [X]

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of November 9, 2011.

OXFORD TECHNOLOGIES, INC.

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	3,003	2,456
Accounts receivable, net of allowance of $57 and $0	6,106	4,994
Inventory, net	8,072	5,232
Other current assets	402	424
Total Current Assets	17,583	13,106

Property and equipment, net of accumulated depreciation
of $25,522 and $24,893	8,898	9,345

Deferred tax assets - net non-current	369	368
Security deposits	43	43

Total Assets	26,893	22,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,011	4,547
Accounts payable, related party	996	901
Taxes payable	881	410
Checks in excess of cash in bank	3,803	1,106
Accrued liabilities - current	239	948
Capital Leases - current portion	398	444
Note payable - related party	1,360	1,359
Deferred revenue - leases current	1,679	457
Total Current Liabilities	13,367	10,172

Long-term Liabilities
Capital leases, non-current portion	225	484
Total Long-term Liabilities	225	484
Total Liabilities	13,592	10,656

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,519)	(3,489)
Accumulated deficit	(16,660)	(17,785)
Total Stockholders' Equity	13,301	12,206
Total Liabilities and Stockholders' Equity	26,893	22,862

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
	US $'000	US $'000	US $'000	US $'000

Net Sales	8,509	7,114	23,855	19,078
Cost of Goods Sold	(6,958)	(6,154)	(19,891)	(16,511)
Gross Profit	1,551	960	3,964	2,567

Operating Expenses
Selling, general and administrative	1,221	1,075	3,419	3,128
Operating Income / (Loss)	330	(115)	545	(561)

Other Non-Operating Income and Expenses
Rental income	248	230	732	689
Interest income	1	1	3	2
Interest expense	(49)	(57)	(155)	(175)
Net Income / (Loss) before Income Tax Benefit	530	59	1,125	(45)

Income tax benefit / (expense)	-	35	-	35
Net Income / (Loss)	530	94	1,125	(10)

Other Comprehensive Income / (Loss)
Foreign currency translation adjustment, net of tax	(384)	518	(30)	(161)

Comprehensive Income / (Loss), net of tax	146	612	1,095	(171)

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.03	0.01	0.06	(0.00)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Months Ended
	September 30,	September 30,
	2011	2010
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income (loss)	1,125	(10)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	616	720
Changes in operating assets and liabilities:
Accounts receivable	(1,154)	(501)
Inventories	(2,941)	(1,567)
Prepaid expenses	28	2
Accounts payable	(561)	857
Taxes payable	362	343
Accrued expenses and other payables	(562)	(86)
Interest payable - related party	(49)	(71)
Deferred income	1,268	226
Cash used in operating activities	(1,868)	(87)

Cash Flows from Investing Activities:
Purchase of property and equipment	(147)	-
Cash used in investing activities	(147)	-

Cash Flows from Financing Activities:
Checks in excess of bank balance	2,796	482
Proceeds from related party	100	576
Debt instrument periodic payment - principal	(316)	(324)
Cash provided by financing activities	2,580	734

Effect of foreign currency translation on cash	(18)	(43)

Net decrease in cash and cash equivalents	547	604

Cash and Cash Equivalents, Beginning	2,456	2,312

Cash and Cash Equivalents, Ending	3,003	2,916

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2011

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

	September 30	December 31
	2011	2010
	US $'000	US $'000

Raw Materials	5,645	3,628
Work in Progress	2,321	1,572
Finished Goods	106	32

	8,072	5,232

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

Income Taxes

 Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognised for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognised for taxable temporary differences. In the current period, decreases in net operating losses (and their associated deferred tax assets) attributable to reducing current taxable income are offset by increases in temporary deductible differences, which results in nominal income tax expense or benefit.

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

Borrowings on this facility amounted to $1.3 million at September 30, 2011. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet.

Charges incurred amounted to $0.1 million to September 30, 2011 and interest for the same period amounted to $0.04 million. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank

The components of this balance sheet account are shown below:

	September 30	December 31
	2011	2010
	US $'000	US $'000

Current Account	61	-
Deposit Account	47	89
Invoice Finance	(1,333)	(104)
Unpresented Checks	(2,578)	(1,091)

Total	(3,803)	(1,106)

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2011-09.

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

RESULTS OF OPERATIONS

Nine-month periods ending September 30, 2011 and 2010

Revenues

Revenues for the nine month period ended September 30, 2011 were $23.9 million, an increase of 25% or $4.8 million as compared to the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the nine months ended September 30, 2011 cost of sales were $19.9 million, an increase of $3.4 million as compared to the nine months ended September 30, 2010. Cost of sales as a percentage of sales is 83% which is 4% lower than the same period of the previous year. Direct wages and direct depreciation are now a lower percentage of sales than previous years.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the nine months ended September 30, 2011 operating expenses were $3.4 million, an increase of 9.3% as compared to the same period of the previous year. The increase stems from consultancy fees, recruitment, welfare, removal, test equipment and consumables.

Rental Income

For the nine months ended September 30, 2011 rental income was $0.7 million which remains consistent with $0.7 million of the same period of the previous year.

Interest Expense

Interest expense for the nine months ended September 30, 2011 amounted to $0.2 million which remains consistent with $0.2 million of the same period of the previous year.

Net Income / (Loss)

For the nine months ended September 30, 2011 net income was $1.1 million as compared to a net loss of $0.01 million for the nine months ended September 30, 2010. This resulted in a basic income per share of $0.06 on weighted average common shares outstanding of 18,564,002 for the nine months ended September 30, 2011 as compared to a $0.00 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2011 the Company had cash and cash equivalents of around $3.0 million.

For the nine months ended September 30, 2011 net cash used in operating activities was $1.9 million as compared to $0.9 for the same period of the previous year. The main reasons for this was an increase in inventory and of accounts receivable.

For the nine months ended September 30, 2011 net cash used in investing activities was $0.2 million as compared to $0 million for the same period of the previous year. The increase is due to the purchase of fixed assets.

For the nine months ended September 30, 2011 net cash provided by financing activities was $2.5 million as compared to $0.7 million for the same period of the previous year. This amount is due to an increase in checks in excess of cash in bank.

For the nine months ended September 30, 2011 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.1 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At September 30, 2011 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2011.

	Amount
Description	$000	Term
Invoice discounting	1,333	Ongoing until facility terminated
Note Payable	1,360	Payable in full on December 31, 2011
Inter-company loan	1,216
Finance lease agreement	403	Mix 3 and 10 year-term commencing August 2005 to December 2010
Total	4,312

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Amount
Description	$000
Accounts payable – related party	996
Capital lease – current portion	156
Capital lease – non-current portion	64
Total	1,216

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

ITEM 4.   Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the third quarter of 2011 there was no change in internal control over financial reporting.

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

November 11, 2011