Form 10-Q/A
period 2011-09-30
OXFORD TECHNOLOGIES INC
filed 2011-11-14
CIK 1169567

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011 (the "Original Filing").

We are filing this Amendment only for the purpose of attaching required XBRL exhibits, which were failed to attach to the Original Filing. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing.

This Amendment continues to speak as of the date of the Form 10-Q filed on November 14, 2011 and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original Filing.

As required, currently-dated certifications from the Company's Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.

OXFORD TECHNOLOGIES, INC.

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	3,003	2,456
Accounts receivable, net of allowance of $57 and $0	6,106	4,994
Inventory, net	8,072	5,232
Other current assets	402	424
Total Current Assets	17,583	13,106

Property and equipment, net of accumulated depreciation
of $25,522 and $24,893	8,898	9,345

Deferred tax assets - net non-current	369	368
Security deposits	43	43

Total Assets	26,893	22,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,011	4,547
Accounts payable, related party	996	901
Taxes payable	881	410
Checks in excess of cash in bank	3,803	1,106
Accrued liabilities - current	239	948
Capital Leases - current portion	398	444
Note payable - related party	1,360	1,359
Deferred revenue - leases current	1,679	457
Total Current Liabilities	13,367	10,172

Commitments and Contingencies	-	-

Long-term Liabilities
Capital leases, non-current portion	225	484
Total Long-term Liabilities	225	484
Total Liabilities	13,592	10,656

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,519)	(3,489)
Accumulated deficit	(16,660)	(17,785)
Total Stockholders' Equity	13,301	12,206
Total Liabilities and Stockholders' Equity	26,893	22,862

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2011	2010	2011	2010
	US $'000	US $'000	US $'000	US $'000

Net Sales	8,509	7,114	23,855	19,078
Cost of Goods Sold	(6,958)	(6,154)	(19,891)	(16,511)
Gross Profit	1,551	960	3,964	2,567

Operating Expenses
Selling, general and administrative	1,221	1,075	3,419	3,128
Operating Income / (Loss)	330	(115)	545	(561)

Other Non-Operating Income and Expenses
Rental income	248	230	732	689
Interest income	1	1	3	2
Interest expense	(49)	(57)	(155)	(175)
Net Income / (Loss) before Income Tax Benefit	530	59	1,125	(45)

Income tax benefit / (expense)	-	35	-	35
Net Income / (Loss)	530	94	1,125	(10)

Other Comprehensive Income / (Loss)
Foreign currency translation adjustment, net of tax	(384)	518	(30)	(161)

Comprehensive Income / (Loss), net of tax	146	612	1,095	(171)

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.03	0.01	0.06	(0.00)

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

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

November 14, 2011