Form 10-K
period 2011-12-31
OXFORD TECHNOLOGIES INC
filed 2012-04-04
CIK 1169567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, "accelerated filer”, “non-accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of March 26, 2012.

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

Year ended December 31,	2011	2010
	%	%

Consumer	8.2	8.4
Marine	6.2	0.8
Aerospace / Defence	8.9	20.3
Medical	38.4	34.0
Industrial	38.3	36.5

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the years ended December 31, 2011, and 2010, there was one supplier who accounted for 14% (10% 2010) of the Company's purchases.

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

Research and Development

For the year ended December 31, 2011, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

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

The Company periodically generates and temporarily handles limited amounts of material that are considered hazardous waste under applicable law. The Company contracts for the off-site disposal of these materials and has implemented a waste management program to address related regulatory issues. The current costs of compliance are not material to the Company, and the Company is not aware of any facts or circumstances that would cause it to incur significant costs or liabilities related to environmental or health and safety regulation compliance in the future. Nevertheless, additional or modified requirements may be imposed in the future which may result in the Company incurring additional expenditures.

Employees

The Company currently has 187 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. Two percent of the Company's employees are represented by the General Municipal Boilermakers Union. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

We generated a net income of $1.4 million for December 31, 2011 and $0.5 million for December 31, 2010, our accumulated deficit as of December 31, 2011 was $17.2 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

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

A substantial portion of our revenues has been derived from our four largest customers, four of them accounted for 10% or more of our total sales. For the years ended December 31, 2011 and 2010 sales to those four largest customers accounted for approximately 75% and 82% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

The Company's subsidiary has subleased certain of its spaces on an annual basis for $1 million per year. The lease term is from July 1, 2011 through June 30, 2014.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005 at a rate of $0.03 million per year.  The lease expired on December 31, 2011 and will be formally reviewed in March 2012.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse affect on its business, financial condition, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public trading market for our common stock.

Holders

As of December 31, 2011, there were 357 holders of record for our common shares. The Company has only one class of stock outstanding.

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

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by it or any affiliated entity during the year ended December 31, 2011.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year ended December 31,	2011		2010
	US $'000		US $'000
	Amount	%	Amount	%

Net sales	31,088	100%	26,809	100%
Cost of sales	26,133	84%	23,286	87%
Gross profit	4,955	16%	3,523	14%
Operating expenses	5,139	17%	3,976	15%
Operating profit / (loss)	(184)	(1%)	(453)	(2%)
Other income and expenses	777	2%	699	3%
Income before income taxes	593	2%	246	1%
Income tax benefit / (expense)	758	2%	236	1%
Net income	1,351	4%	482	2%

The final results show that there was an increase in income between 2011 and 2010, with an increase in the gross profit margin.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

Revenue for the years ending December 31, 2011 and 2010 respectively were $31.1 million and $26.8 million which is an increase of 16%. The increase in revenue is due to more customer orders. The number of customers was 25 as of December 31, 2011.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expense. For the years ending December 31, 2011 and 2010 respectively the Company's cost of sales were $26.1 million and $23.3 million respectively. The cost of sales percentage sales is 84% compared to 87% for 2010. The decrease is mainly due to more products sold with a higher sales margin as compared to previous years.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. For the years ending December 31, 2011 and 2010 respectively these were $5.1 million and $4.0 million. Operating expenses as a percentage of sales has remained fairly constant at 17%.

Rental Income

For the year ended December 31, 2011 rental income was $1 million compared to $0.9 million for the same period of the previous year. The increase in rental income was due to an increase in the amount charged to the existing tenant when a new 3 year lease was signed.

Interest Income

Interest income for the years ending December 31, 2011 and 2010 respectively was $0.004 million and $0.005 million.

Interest Expense

Interest expense for the years ending December 31, 2011 and 2010 respectively was $0.2 million and $0.2 million. There was a small decrease due to less of the invoice discounting facility being used.

Net Income

As a result of the factors discussed above, the Company reported a net income of $1.4 million for the year ended December 31, 2011 as compared to $0.5 million for the year ended December 31, 2010. This resulted in basic and diluted net income per share of $0.07 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2011, as compared to $0.03 on weighted average common shares outstanding of 18,564,002 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

Our cash and cash equivalents totaled $2.6 million and $2.5 million for December 31, 2011 and 2010 respectively.

Operating activities   During the twelve months ended December 31, 2011 and 2010 operating activities provided $0.7 million and $1.9 million respectively. The cash decrease primarily came from an increase in accounts receivable, and  inventories, offset by an increase in deferred income.

Investing activities    During the twelve months ended December 31, 2011 investing activities used $0.2 million as compared to $0 million for the twelve months ended December 31, 2010. The cash was used to purchase fixed assets.

Financing activities   During the twelve months ended December 31, 2011 cash used in financing activities was $0.4 million and $1.7 million for the previous year. The cash was mainly used for principal payments on capital leases.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities comprise an invoice discounting facility with a maximum advance limit of $3,148,511 subject to the level of qualifying sales invoiced and a bank overdraft limit of $157,426. Interest rates are calculated with reference to bank base rates. At December 31, 2011 interest on the invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 8%.

The following summarizes our debt and other contractual obligations at December 31, 2011:

Description	Amount	Term
	$'000
Invoice discounting	1,315,000	Ongoing until facility terminated.
Note Payable	1,353,000	Payable in full on December 31, 2011
Inter-company loan	1,174,000
Finance lease agreements	335,000	Mix of 3 & 10 yr term commencing August 2005 to September 2011

	4,177,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The breakdown for the consolidated balances is shown below:

Accounts payable related party	$999,000
Capital lease current portion	139,000
Capital lease non-current portion	36,000

$1,174,000

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, the Company's customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2011 there is no allowance for doubtful debts.

The Company's customer base consists of 15 long-term customers and relationships with Customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful accounts is small.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements required by Item 8 are set forth on pages 24 through 34 of this Form 10-K.

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on the Company’s evaluation of its internal controls as of December 31, 2011, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal controls over financial reporting were effective.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Vivian Lam Lee Yu	43	President, Chief Financial Officer, Secretary and Director
David Davies	46	Managing Director of Axiom Manufacturing Services Ltd.
Woon Chew Chai	53	Director

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

DAVID DAVIES has held the position of Managing Director of Axiom Manufacturing Services Ltd. since May 18, 2009.  Prior to his re-joining Axiom, Mr. David Davies was Operations and Logistics Director of Tomoe Valve Ltd., a subsidiary of Tomoe Valve Corporation, a global OEM supplying the oil, gas and petrochemical marketplace with triple offset butterfly valves. From February 2001 to March 2007, Mr. Davies was Axiom’s Senior Commercial Manager.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except David Davies, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $147,197 in salary and approximately $11,965 in pension in 2011. Mr. Davies was appointed Axiom's managing director in May 2009.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of December 31, 2011, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Name and Address	Number of Shares	Percentage
Title of Class	Of Beneficial Owner	Beneficially Owned	of the Class

Common Stock	Great Admirer Ltd (i)	17,601,002	94.8% (ii)
	99 Queen’s Road, Central
	Hong Kong

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of December 31, 2011.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

During the year the Company received additional funding of $100,000 from Great Admirer Limited. Great Admirer Limited is the Company’s holding company. At December 31, 2011 the Company had outstanding loans to affiliates in the amount of approximately $999,000.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's financial statements for the years ended December 31, 2011 and 2010 and reviews of the Company's interim financial statements included in the Company's Forms 10-K and 10-Q for fiscal years 2011 and 2010 were $68,796 and $73,714.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:  $3,400 and $4,400 were paid in 2011 and 2010, respectively, for tax return preparation.

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

31.1

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Label Linkbase Document

101.PRE

XBRL Taxonomy Presentation Linkbase Document

(c) Financial Statement Schedules.    Reference is made to Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXFORD TECHNOLOGIES INC.

By: /s/ Vivian Lam

Vivian Lam, President

(Principal Executive Officer and Principal Financial Officer)

Date:  March 28, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/Vivian Lam		March 28, 2012
Vivian Lam	President and Chief Financial Officer
(Principal executive officer, Principal financial officer and Principal accounting officer and Director)

/s/ Wood Chew Chai		March 28, 2012
Woon Chew Chai	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Technologies, Inc. as of December 31, 2011 and 2010, and the results of its consolidated operations, and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 26, 2012

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2011	2010
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,557	2,456
Accounts receivable	6,898	4,994
Inventory, net	7,144	5,232
Other current assets	323	424
Total Current Assets	16,922	13,106

Property and equipment, net of accumulated depreciation
of $25,911 and $24,893	8,407	9,345

Deferred tax assets	1,114	368
Security deposits	43	43

Total Assets	26,486	22,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,964	4,547
Accounts payable, related party	999	901
Taxes payable	987	410
Checks in excess of cash in bank	1,025	1,106
Accrued liabilities - current	1,345	948
Capital Leases - current portion	365	444
Note payable - related party	1,353	1,359
Deferred revenue	1,824	457
Total Current Liabilities	12,862	10,172

Long-term Liabilities
Capital leases, non-current portion	145	484
Total Long-term Liabilities	145	484
Total Liabilities	13,007	10,656

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,577)	(3,499)
Accumulated deficit	(16,424)	(17,775)
Total Stockholders' Equity	13,479	12,206
Total Liabilities and Stockholders' Equity	26,486	22,862

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31	December 31
	2011	2010
	US $'000	US $'000

Net Sales	31,088	26,809
Cost of Sales	(26,133)	(23,286)
Gross Profit / (Loss)	4,955	3,523

Operating Expenses
Selling, general and administrative	5,139	3,976
Operating Income / (Loss)	(184)	(453)

Other Income and Expenses
Rental income	957	924
Interest income	4	5
Interest expense	(184)	(230)
Net Income / (Loss) before Income Tax Benefit	593	246

Income tax benefit / (expense)	758	236
Net Income / (Loss)	1,351	482

Other Comprehensive Income / (Loss)
Foreign currency translation	(78)	(254)

Total Comprehensive Income / (Loss)	1,273	228

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.07	0.03

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31, 2009	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,245)	$ (18,257)	$ 11,978

Contributed Capital	-	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	-	482	482
Cumulative foreign currency translation adjustment	-	-	-	-	-	(254)	-	(254)

Balance, December 31, 2010	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,499)	$ (17,775)	$ 12,206

Contributed capital	-	-	-	-	-	-	-	-
Net income for the year	-	-	-	-	-	-	1,351	1,351
Cumulative foreign currency translation adjustment	-	-	-	-	-	(78)	-	(78)

Balance, December 31, 2011	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,577)	$ (16,424)	$ 13,479

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31	December 31
	2011	2010
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,351	482
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,136	822
Deferred taxation	(758)	(204)
Changes in operating assets and liabilities:
Accounts receivable	(1,959)	(799)
Inventories	(1,962)	(794)
Other current assets	109	122
Accounts payable	443	1,631
Taxes payable	465	230
Accrued expenses and other payables	555	437
Interest payable - related party	(27)	(36)
Deferred income	1,389	-
Cash provided by operating activities	742	1,891

Cash Flows from Investing Activities:
Purchase of property and equipment	(233)	-
Cash used in investing activities	(233)	-

Cash Flows from Financing Activities:
Checks in excess of bank balance	(77)	(1,847)
Proceeds from related party	100	579
Debt instrument periodic payment - principal	(418)	(405)
Cash used in financing activities	(395)	(1,673)

Effect of foreign currency translation on cash	(13)	(74)

Net decrease in cash and cash equivalents	101	144

Cash and Cash Equivalents, Beginning	2,456	2,312

Cash and Cash Equivalents, Ending	2,557	2,456

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2011 and 2010, and thus has not set an allowance for doubtful accounts for the year ended December 31, 2011.

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

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2011 and 2010 includes foreign currency translation gains.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The bank is responsible for collecting the debt and is supported in this by staff within the Company. Security for advances under this facility is provided by a charge over the accounts receivable of the Company. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3. Borrowings on this facility amounted to $1.3 million and $0.1 million as at December 31, 2011 and 2010 and respectively. Borrowings are included within ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet. Interest expense amounted to $0.04 million and $0.06 million for the years ending December 31, 2011 and 2010. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.2 million and $0.1 million for the years ending December 31, 2011 and 2010. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

Year ended December 31,	2011	2010
	US $'000	US $'000

Current Account	251	0
Deposit Account	47	89
Invoice Finance	(1,315)	(104)
Unpresented Checks	(8)	(1,091)

Total	(1,025)	(1,106)

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

2.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2011 and 2010, consisted of the following:

Year ended December 31,	2011	2010
	US $'000	US $'000

Building & building improvements	14,365	14,365
Machinery & equipment	14,066	13,978
Fixtures & Fittings	5,887	5,895
	34,318	34,238
Less : accumulated depreciation	(25,911)	(24,893)

Total	8,407	9,345

Depreciation expenses amounted to $1.1 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively.

3.  INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

Year ended December 31,	2011	2010
	US $'000	US $'000

Raw Materials	4,588	3,628
Work in Progress	2,228	1,572
Finished Goods	328	32

	7,144	5,232

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

Year ended December 31,	2011	2010
	US $'000	US $'000

Borrowings	1,315	104
Charges	162	142
Interest	44	60

5.     NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly-owned subsidy of Oxford Technologies, Inc. has a note payable to Global Select Limited. The amount owed as at December 31, 2011 was $1.4 million and was payable on demand at December 31, 2011. Interest is charged at 8% per annum and accrued in the amount of $0.08 million for the period ended December 31, 2011.

6.    CAPITAL LEASES

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

The Company is leasing computers and laptops from Dell under seven hire purchase contracts. The terms are 36 months with commencement dates from July 2010 to September 2011. Monthly payments including principal and interest range from $137 to $914.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

Year ended December 31,	US $'000

2012	365
2013	137
2014	8
2015	0
2016	0
Total	510
Less current portion	(365)
Long term portion	145

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2011 and 2010.

7. OPERATING LEASES

The Company is leasing four (4) vehicles from Network Vehicles Limited. Each lease runs for three (3) years the repayments range from $395 to $896.

The Company leases approximately 1,000 square feet of office space at Wall Street, Suite 818, New York, NY 10005 at a monthly rental of $2,577. The lease expired in December 2011.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2012	$46
2013	28
2014	12

$86

8.  DEFERRED INCOME

The company has deferred income in the form of rental income and sales. The amount of deferred income recorded for the fiscal year ended December 31, 2011 was $1.8 million.

9.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2011 and 2010:

Year ended December 31,	2011	2010
	US $'000	US $'000

Facilities and maintenance	1,259	941
Other personnel costs	1,544	1,260
Bank Charges	172	157
Insurance	90	84
Advertising and promotion	62	58
Indirect materials	249	149
Travel and motor	126	120
Other	1,473	788
Indirect depreciation	164	419

	5,139	3,976

10.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on an annual basis for $1 million per year. The lease term is from July 1, 2011 through June 30, 2014.  The Company also leases un-contracted space for $0.08 million per year.

11.  INCOME TAX

The Company has implemented ASC 740 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $22,282,000 and $23,754,030 in 2011 and 2010, respectively. The US parent company has $812,000 of carryforward losses that expire through the year 2031.The components of the deferred tax asset and the related tax benefit, based upon UK and US corporate tax rates of 35% and 20%, are as follows:

	Year Ended December 31,
	2011	2010
Deferred tax asset:	US $'000	US $'000

Net operating loss carry forward, combined	23,094	24,459
Excess of depreciation over taxation allowances and other small
temporary differences	-	721
Total Components of deferred tax assets	23,094	25,180

Deferred tax assets	4,741	6,640
Valuation allowance UK	(3,343)	(6,089)
Valuation allowance US	(284)	(183)
Net deferred tax assets	1,114	368

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

A reconciliation of income tax expense (benefit) to the amount of computed using statutory US tax rate of 35% and 20% for 2011 and a blended U.S. and U.K. rate of 26% for 2010, respectively, is as follows:

	Year Ended December 31,
	2011	2010
	US $'000	US $'000

Standard US rate corporation tax charge (35%)	245	86
Non-deductible expenses	197	-
Changes in prior year taxes, including estimates of NOL carryforward amounts, effective
tax rates and exchange rates	1,445	(671)
Change in valuation allowance`	(2,645)	349
Total taxable expense (benefit)	(758)	(236)

The US maximum Federal corporate rate is 35% and the minimum is 15%. The effective rates used in the UK were 20% and 21% for the years ended December 31, 2011 and 2010, respectively.

The change in valuation allowances includes a decrease of $758,000 related to recognized deferred tax assets in 2011 previously fully reserved by the valuation allowance, resulting from projections of taxable UK income in 2012 and 2013 including taxable differences created in the current and prior years.

Changes in estimates of prior taxes and NOL carryforwards include changes and effects of projected tax rates on NOL carryforwards, including the UK rate used of 20% and 27% during the years ended December 31, 2011 and 2010, respectively.

	Year Ended December 31,
	2011	2010
	US $'000	US $'000

Current:
Federal	-	-
State	-	-
Foreign	-	(32)
Deferred:
Federal	-	-
State	-	-
Foreign	(758)	(204)
Total taxable expense (benefit)	(758)	(236)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2011 and 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

12.   BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $0.2 million and $0.1 million for the years 2011 and 2010, respectively.

13.    RELATED PARTY TRANSACTIONS

During the year the Company received additional funding of $100,000 from Great Admirer Limited.  Great Admirer Limited is the Company’s holding company. At December 31, 2011 the Company had accounts payable to affiliates in the amount of approximately $999,000.

As all lenders are related companies of Oxford, the loans are unsecured, do not accrue interest, and have no structured repayment arrangements.

14.  CONCENTRATION

Four customers represent seventy five percent (75%) and eighty two percent (82%) of sales respectively in 2011 and 2010. Four customers represent sixty nine percent (69%) and seventy nine percent (79%) of Accounts Receivable respectively in 2011 and 2010.

15. SUBSEQUENT EVENTS

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009 and have evaluated all subsequent events through the date these financial statements were issued, and determined there are no significant events to disclose.