Form 10-Q
period 2012-03-31
OXFORD TECHNOLOGIES INC
filed 2012-05-09
CIK 1169567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 8, 2012.

OXFORD TECHNOLOGIES, INC

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

	March 31	December 31
	2012	2011
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,374	2,557
Accounts receivable, net of allowance of $17 and $0	8,862	6,898
Inventory, net	6,954	7,144
Other current assets	259	323
Total Current Assets	18,449	16,922

Property and equipment, net of accumulated depreciation
of $26,835 and $25,911	8,678	8,407

Deferred tax assets - net non-current	1,149	1,114
Security deposits	44	43

Total Assets	28,320	26,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,456	4,964
Accounts payable, related party	1,016	999
Taxes payable	1,376	987
Checks in excess of cash in bank	2,075	1,025
Accrued liabilities - current	1,011	1,345
Capital Leases - current portion	349	365
Note payable - related party	1,394	1,353
Deferred revenue	1,312	1,824
Total Current Liabilities	12,989	12,862

Long-term Liabilities
Capital leases, non-current portion	70	145
Total Long-term Liabilities	70	145
Total Liabilities	13,059	13,007

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,008)	(3,577)
Accumulated deficit	(15,211)	(16,424)
Total Stockholders' Equity	15,261	13,479
Total Liabilities and Stockholders' Equity	28,320	26,486

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

	March 31,	March 31,
	2012	2011
	US $'000	US $'000

Net Sales	10,951	7,433
Cost of Sales	(8,618)	(6,381)
Gross Profit / (Loss)	2,333	1,052

Operating Expenses
Selling, general and administrative	1,333	1,176
Operating Income / (Loss)	1,000	(124)

Other Income and Expenses
Rental income	251	239
Interest income	1	-
Interest expense	(39)	(53)
Net Income / (Loss) before Income Tax Benefit	1,213	62

Income tax benefit / (expense)	-	-
Net Income	1,213	62

Other Comprehensive Income / (Loss)
Foreign currency translation	569	357

Total Comprehensive Income / (Loss)	1,782	419

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.07	0.00

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

	Year Ended
	March 31	March 31
	2012	2011
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,213	62
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	260	282
Changes in operating assets and liabilities:
Accounts receivable	(1,741)	(1,557)
Inventory	406	(944)
Prepaid expenses	71	113
Accounts payable	(656)	(997)
Taxes payable	358	195
Accrued liabilities and other payables	(325)	(279)
Interest payable - related party	(47)	(91)
Deferred income	(564)	(236)
Cash used in operating activities	(1,025)	(3,452)

Cash Flows from Investing Activities:
Purchase of property and equipment	(144)	(38)
Cash used in investing activities	(144)	(38)

Cash Flows from Financing Activities:
Checks in excess of bank balance	1,011	3,338
Debt instrument periodic payment - principal	(106)	(137)
Cash provided by financing activities	905	3,201

Effect of exchange rate on cash and cash equivalents	81	70

Net decrease in cash and cash equivalents	(183)	(219)

Cash and Cash Equivalents, Beginning	2,557	2,546

Cash and Cash Equivalents, Ending	2,374	2,327

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2012

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition - Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowance. All revenues generated and the associated cost of sale incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2012, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sale relating to the provision of a market return and repair service.

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

	March 31	March 31
	2012	2011
	US $'000	US $'000

Raw Materials	3,941	3,845
Work in Progress	2,861	2,304
Finished Goods	152	173

	6,954	6,322

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

The Company was in credit on this facility as at March 31, 2012 compared to borrowings amounting to $2.4 million at March 31, 2011. Borrowings are included with ‘Checks in Excess of Cash in Bank’ under the liability section of the balance sheet.

Charges incurred amounted to $0.05 million to March 31, 2012 and interest for the same period amounted to $0.01 million. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Checks in Excess of Cash in Bank – The components of this balance sheet account are shown below:

	March 31	December 31
	2012	2011
	US $'000	US $'000

Current Account	16	251
Deposit Account	48	47
Invoice Finance	865	(1,315)
Unpresented Checks	(3,004)	(8)

Total	(2,075)	(1,025)

Recently Issued Accounting Pronouncements – We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2011-12.

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

RESULTS OF OPERATIONS

Three month periods ending March 31, 2012 and 2011

Revenues

Revenues for the three month period ended March 31, 2012 were $11.0 million. This was an increase of 47% as compared to $7.4 million for the same period of the prior year. The increase in revenue is attributable to an increase in sales orders.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended March 31, 2012 cost of sales were $8.6 million, an increase of 35% as compared to $6.4 million for the same period of the previous year. The Company would expect an increase due to the fact revenue has increased. Cost of sales to revenue percentage was 79% as compared to 86% from the same period of the previous year. The decrease is mainly due to more products sold with a higher sales margin as compared to previous years.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2012 operating expenses were $1.3 million as compared to $1.2 million for March 31, 2011. The Company believes the small increase is not material.

Rental Income

For the period ended March 31, 2012, rental income was $0.3 million as compared to $0.2 million for the three months ended March 31, 2011.

Interest Expense

Interest expense for the three months ended March 31, 2012 amounted to $0.04 million as compared to $0.05 million for the same period of the previous year.

Net Income / (Loss)

For the three month period ending March 31, 2012, net income was $1.2 million as compared to $0.06 million for the three month period ending March 31, 2011. This resulted in a basic income per share of $0.07 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31, 2012 as compared to a basic income per share of $0.00 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2012 the Company had cash and cash equivalents of around $2.4 million.

For the three months ended March 31, 2012 net cash used in operating activities was $1.0 million compared to $3.5 million for the same period of the prior year. This amount is mainly due to a large increase in accounts receivable.

For the three months ended March 31, 2012 net cash used in investing activities was $0.1 million due to the purchase of some fixed assets compared to $0.04 million for the same period of the previous year.

Net cash provided by financing activities for the three month period ended March 31, 2012 amounted to $0.9 million as compared to $3.2 million for the three month period ended March 31, 2011. This amount is mainly due to an increase in checks in excess of cash in bank.

For the three months ended March 31, 2012 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.2 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At March 31, 2012 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2012:

	Amount
Description	$'000	Term
Invoice discounting	(865)	Ongoing until facility terminated.
Note Payable	1,394	Payable in full on December 31, 2012
Inter-company loan	1,153
Finance lease agreements	282	Mix of 3 & 10 yr term commencing August 2005 to December 2010

	1,964

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	1,016
Capital lease current portion	128
Capital lease non-current portion	9

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

ITEM 4.   Controls & Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2012 there was no change in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not applicable

Item 1A. Risk Factors

Our 2011 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Mine Safety Disclosure

None

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

May 9, 2012