Form 10-Q
period 2012-06-30
OXFORD TECHNOLOGIES INC
filed 2012-07-27
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of July 25, 2012.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,062	2,557
Accounts receivable, net of allowance of $54 and $0	9,102	6,898
Inventory, net	7,284	7,144
Other current assets	639	323
Total Current Assets	19,087	16,922

Property and equipment, net of accumulated depreciation
of $26,584 and $25,911	8,624	8,407

Deferred tax assets - net non current	1,127	1,114
Security deposits	44	43

Total Assets	28,882	26,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	6,063	4,964
Accounts payable, related party	1,005	999
Taxes payable	973	987
Proceeds from line of credit	1,234	1,025
Accrued liabilities - current	815	1,345
Capital Leases - current portion	284	365
Note payable - related party	1,368	1,353
Deferred revenue	695	1,824
Total Current Liabilities	12,437	12,862

Long-term Liabilities
Capital leases, non-current portion	42	145
Total Long-term Liabilities	42	145
Total Liabilities	12,479	13,007

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,316)	(3,577)
Accumulated deficit	(13,761)	(16,424)
Total Stockholders' Equity	16,403	13,479
Total Liabilities and Stockholders' Equity	28,882	26,486

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2012	2011	2012	2011
	US $'000	US $'000	US $'000	US $'000

Net Sales	10,855	7,913	21,806	15,346
Cost of Goods Sold	(8,280)	(6,552)	(16,898)	(12,933)
Gross Profit	2,575	1,361	4,908	2,413

Operating Expenses
Selling, general and administrative	1,342	1,022	2,675	2,198
Operating Income / (Loss)	1,233	339	2,233	215

Other Non-Operating Income and Expenses
Rental income	247	245	498	484
Interest income	1	2	2	2
Interest expense	(31)	(53)	(70)	(106)
Net Income / (Loss) before Income Tax Benefit	1,450	533	2,663	595

Income tax benefit / (expense)	-	-	-	-
Net Income / (Loss)	1,450	533	2,663	595

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	(308)	(3)	261	354

Comprehensive Income / (Loss), net of tax	1,142	530	2,924	949

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.08	0.03	0.14	0.03

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-months Ended
	June 30,	June 30,
	2012	2011
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	2,663	595
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	522	403
Changes in operating assets and liabilities:
Accounts receivable	(2,146)	(980)
Inventory	(63)	(1,676)
Prepaid expenses	(318)	(145)
Accounts payable	1,055	(445)
Taxes payable	(24)	125
Accrued liabilities and other payables	(508)	(597)
Interest payable - related party	(41)	(72)
Deferred income	(1,158)	(475)
Cash used in operating activities	(18)	(3,267)

Cash Flows from Investing Activities:
Purchase of property and equipment	(520)	(92)
Cash used in investing activities	(520)	(92)

Cash Flows from Financing Activities:
Proceeds from line of credit	199	3,030
Debt instrument periodic payment - principal	(190)	(216)
Cash provided by financing activities	9	2,814

Effect of foreign currency translation on cash	34	76

Net decrease in cash and cash equivalents	(495)	(469)

Cash and Cash Equivalents, Beginning	2,557	2,546

Cash and Cash Equivalents, Ending	2,062	2,077

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2012

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

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

	June 30	December 31
	2012	2011
	US $'000	US $'000

Raw Materials	4,347	4,588
Work in Progress	2,837	2,228
Finished Goods	100	328

	7,284	7,144

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

Funding Arrangements

The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Proceeds from Line of Credit on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3.

The Company was in credit on this facility as at June 30, 2012 as compared to borrowings amounting to $1.4 million as at June 30, 2011. Borrowings are included within ‘Proceeds from Line of Credit’ under the liability section of the balance sheet.

Charges incurred amounted to $0.09 million to June 30, 2012 as compared to $0.08 million for the same period of the previous year. Interest amounted to $0.006 million; a decrease of 80%. The decrease is due to the facility being used less. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility is included within interest expense under ‘Other Income and Expenses’.

Proceeds from Line of Credit

The components of this balance sheet account are shown below:

	June 30	December 31
	2012	2011
	US $'000	US $'000

Current Account	2	251
Deposit Account	1,522	47
Invoice Finance	47	(1,315)
Unpresented Checks	(2,805)	(8)

Total	(1,234)	(1,025)

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

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2012 and 2011

Revenues

Revenues for the six month period ended June 30, 2012 were $21.9 million, an increase of 42% or $6.5 million as compared to the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the six months ended June 30, 2012 cost of sales were $16.9 million, an increase of $4 million as compared to the six months ended June 30, 2011. Cost of sales as a percentage of sales is 77% as compared to 84% for the same period of the previous year. The lower percentage is due to higher margins achieved on some products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the six months ended June 30, 2012 operating expenses were $2.7 million an increase of 22% as compared to the same period of the previous year. The increase is mainly due to extra expenditure in the following training, recruitment, wages, equipment hire, marketing, stationery and consumables.

Rental Income

For the six months ended June 30, 2012 rental income was $0.5 million which remains consistent with $0.5 million of the same period of the previous year.

Interest Expense

Interest expense for the six months ended June 30, 2012 amounted to $0.07 million which is $0.04 million lower than the same period of the previous year.

Net Income / (Loss)

For the six months ended June 30, 2012 net income was $2.7 million as compared to $0.6 million for the six months ended June 30, 2011. This resulted in a basic income per share of $0.14 on weighted average common shares outstanding of 18,564,002 for the six months ended June 30, 2012 as compared to $0.03 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2012 the Company had cash and cash equivalents of around $2 million.

For the six months ended June 30, 2012 net cash used in operating activities was $0.02 million as compared to $3.3 for the same period of the previous year. Much of the decrease is due to increased net income.

For the six months ended June 30, 2012 net cash used in investing activities was $0.5 million as compared to $0.1 million for the same period of the previous year. The increase is due to the purchase of fixed assets.

For the six months ended June 30, 2012 net cash provided by financing activities was $0.09 million as compared to $2.8 million for the same period of the previous year. This amount is due to a smaller increase in proceeds from line of credit and a decrease in capital lease payments.

For the six months ended June 30, 2012 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.1 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At June 30, 2012 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2012.

	Amount
Description	$'000	Term
Invoice discounting	(1,522)	Ongoing until facility terminated.
Note Payable	1,368	Payable in full on December 31, 2013
Inter-company loan	1,063
Finance lease agreements	235	Mix of 3 & 10 yr term commencing August 2005 to December 2010
	1,144

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	1,005
Capital lease current portion	91
Capital lease non-current portion	-
1,063

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

ITEM 4.   Controls & Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the second quarter of 2012 there was no change in internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

(a)  Exhibits

Exhibit No.

Description

 31.1              Certification Pursuant to rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1             Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Oxford Technologies, Inc.

By:/s/Vivian Lam

Vivian Lam, President and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Date: July 26, 2012