Form 10-Q
period 2012-09-30
OXFORD TECHNOLOGIES INC
filed 2012-11-06
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of October 31, 2012.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	US $'000	US $'000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	2,914	2,557
Accounts receivable, net of allowance of $88 and $0	10,361	6,898
Inventory, net	9,633	7,144
Other current assets	434	323
Total Current Assets	23,342	16,922

Property and equipment, net of accumulated depreciation
of $27,634 and $25,911	9,163	8,407

Deferred tax assets - net non current	1,159	1,114
Security deposits	45	43

Total Assets	33,709	26,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	7,039	4,964
Accounts payable, related party	1,122	999
Taxes payable	1,087	987
Line of credit	1,934	1,025
Accrued liabilities - current	1,306	1,345
Capital Leases - current portion	249	365
Note payable - related party	1,407	1,353
Deferred revenue	2,142	1,824
Total Current Liabilities	16,282	12,862

Long-term Liabilities
Capital leases, non-current portion	25	145
Total Long-term Liabilities	25	145
Total Liabilities	16,307	13,007

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,820)	(3,577)
Accumulated deficit	(13,258)	(16,424)
Total Stockholders' Equity	17,402	13,479
Total Liabilities and Stockholders' Equity	33,709	26,486

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended Sept. 30,		Nine-Months Ended Sept. 30,
	2012	2011	2012	2011
	US $'000	US $'000	US $'000	US $'000

Net Sales	12,727	8,509	34,533	23,855
Cost of Goods Sold	(10,926)	(6,958)	(27,824)	(19,891)
Gross Profit	1,801	1,551	6,709	3,964

Operating Expenses
Selling, general and administrative	1,470	1,221	4,145	3,419
Operating Income / (Loss)	331	330	2,564	545

Other Non-Operating Income and Expenses
Rental income	199	248	697	732
Interest income	1	1	3	3
Interest expense	(28)	(49)	(98)	(155)
Net Income / (Loss) before Income Tax Benefit	503	530	3,166	1,125

Income tax benefit / (expense)	-	-	-	-
Net Income / (Loss)	503	530	3,166	1,125

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	496	(384)	757	(30)

Comprehensive Income / (Loss), net of tax	999	146	3,923	1,095

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.03	0.03	0.17	0.06

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-months Ended
	September 30,	September 30,
	2012	2011
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	3,166	1,125
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	795	616
Changes in operating assets and liabilities:
Accounts receivable	(3,126)	(1,154)
Inventory	(2,160)	(2,941)
Other current asset	(98)	28
Accounts payable	1,841	(561)
Taxes payable	60	362
Accrued liabilities and other payables	(70)	(562)
Interest payable - related party	(20)	(49)
Deferred revenue	239	1,268
Cash provided by (used in) operating activities	627	(1,868)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,075)	(147)
Cash used in investing activities	(1,075)	(147)

Cash Flows from Financing Activities:
Proceeds from line of credit	847	2,796
Proceeds from related party	100	100
Principal payment on capital lease	(251)	(316)
Cash provided by financing activities	696	2,580

Effect of foreign currency translation on cash	109	(18)

Net increase in cash and cash equivalents	357	547

Cash and Cash Equivalents, Beginning	2,557	2,456

Cash and Cash Equivalents, Ending	2,914	3,003

Supplemental Cash Flow Information:
Cash Payments For:
Interest	-	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2012

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

The Company established Axiom MS Limited (“AMS”) on July 29, 2008. AMS was incorporated on July 29, 2008 to seek new business opportunities.

Axiom’s principal office and manufacturing facility is located at Technology Park, Newbridge, South Wales, United Kingdom. AMS is the owner of the above mentioned facility.

In January 2011 the Company transferred all of its 13,564,002 shares in Axiom Manufacturing Services Limited to Axiom MS Limited. In exchange Axiom MS Limited issued 700 shares of its common stock to Oxford Technologies, Inc.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

	September 30, 2012	December 31, 2011
	US $'000	US $'000

Raw Materials	5,527	4,588
Work in Progress	3,355	2,228
Finished Goods	751	328

	9,633	7,144

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

Funding Arrangements

The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for the advances under this facility is provided by a charge over the accounts receivable of the Company. The amount held at this facility is shown in Line of Credit on the balance sheet. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25-3.

Borrowings on this facility as at September 30, 2012 were $0.03 million as compared to borrowings amounting to $1.3 million as at September 30, 2011. Borrowings are included within ‘Line of  Credit ’ under the liability section of the balance sheet.

Charges incurred amounted to $0.09 million to September 30, 2012 as compared to $0.08 million for the same period of the previous year. Interest amounted to $0.008 million a decrease of 80% on the same period of the previous year, the decrease is to the facility being used less. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility is included within interest expense under ‘Other Income and Expenses’.

Line of Credit

The components of this balance sheet account are shown below:

	September 30, 2012	December 31, 2011
	US $'000	US $'000

Current Account	2,653	251
Deposit Account	49	47
Invoice Finance	(26)	(1,315)
Unpresented Checks	(4,606)	(8)

Total	(1,930)	(1,025)

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2012-07.

3.    CAPITAL LEASE

At the end of each lease the Company will have the option to purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Future principal lease payments are as follows (in US$’000):

Year ended December 31,

2013	249
2014	21
2015	4
Total	274
Less current portion	(249)
Long term portion	25

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the nine-months ended September 30, 2012 and 2011.

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

Overview

The Company was incorporated in the State of Delaware on March 8, 2002 as a blank check company. On February 12, 2003, the Company acquired 100% of the outstanding securities of Axiom Manufacturing Services Limited (“Axiom”) with the issuance and exchange of 13,564,002 shares of the Company’s common stock (“the Merger”). Although the Company is the legal survivor in the Merger and remains the registrant with the SEC, under accounting principles generally accepted in the United States, the Merger was accounted for as a reverse acquisition, whereby Axiom is considered the “accounting acquirer” for financial reporting purposes as its shareholders controlled more than 50% of the post transaction combined company. Among other matters, this requires us to present all financial statements, prior historical financial statements and other information of Axiom and requires a retroactive restatement of Axiom historical shareholders investment for the equivalent number of shares of common stock received in the Merger. Accordingly, the Company’s consolidated financial statements present the results of the operations of Axiom for the year ended December 31, 2002, and reflect the acquisition of the Company on February 12, 2003 under pooling method of accounting. Subsequent to February 12, 2003, the Company’s operations reflect the combined operations of Oxford and all of former Axiom.

The Company conducts its business through its subsidiary Axiom Manufacturing Services Limited. Prior to its acquisition by Great Admirer in April 2002, Axiom was a wholly-owned subsidiary of Aiwa Europe Limited, which in turn was a wholly-owned subsidiary of the Aiwa Company of Japan (note that the Aiwa business was acquired by the Sony Corporation on October 1, 2002). As the sole original equipment manufacturer of Aiwa's own-brand products in Europe, Axiom was responsible for producing consumer electronics products (primarily audio and visual equipment) on behalf of the Aiwa Company of Japan, for distribution in the UK, France, Germany, Poland and the Netherlands. In December 2000, due to gradually declining profit margins, Axiom started to provide electronic manufacturing services (EMS) for third parties. In July 2001 production of Aiwa branded products was terminated and Axiom became solely an EMS provider offering its customers a comprehensive and integrated design and manufacturing service, from initial product design through to volume production and aftermarket support. On July 29, 2008, the Company established Axiom MS Limited (“AMS”) to seek new business opportunities. In January 2011, the Company transferred all of its shares in Axiom to AMS. In exchange AMS issued 700 shares of its common stock to The Company.

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

RESULTS OF OPERATIONS

Three-month periods ending September 30, 2012 and 2011

Revenues

Revenues for the three month period ended September 30, 2012 were $12.7 million, an increase of 50% as compared to the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended September 30, 2012 cost of sales were $10.9 million, an increase of 57% as compared to the three months ended September 30, 2011. The increase is in line with the increase in sales.

Nine-month periods ending September 30, 2012 and 2011

Revenues

Revenues for the nine month period ended September 30, 2012 were $34.5 million, an increase of 45% or $10.7 million as compared to the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the nine months ended September 30, 2012 cost of sales were $27.8 million, an increase of $7.9 million as compared to the nine months ended September 30, 2011. Cost of sales as a percentage of sales is 81% as compared to 83% for the same period of the previous year. The lower percentage is due to higher margins achieved on some products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the nine months ended September 30, 2012 operating expenses were $4.1 million an increase of 21% compared to the same period of the previous year. The increase is mainly due to extra expenditure in the following: training, recruitment, wages, equipment hire, marketing, stationery and consumables.

Rental Income

For the nine months ended September 30, 2012 rental income was $0.697 million as compared to $0.732 million for the same period of the previous year. The decrease was due to the tenant vacating part of the property.

Interest Expense

Interest expense for the nine months ended September 30, 2012 amounted to $0.098 million as compared to $0.155 million for the same period of the previous year. The decrease is due to the interest on the discounting facility decreasing as the facility was used less.

Net Income / (Loss)

For the nine months ended September 30, 2012 net income was $3.2 million as compared to $1.1 million for the nine months ended September 30, 2011. This resulted in a basic income per share of $0.17 on weighted average common shares outstanding of 18,564,002 for the nine months ended September 30, 2012 as compared to $0.06 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2012 the Company had cash and cash equivalents of around $2.9 million.

For the nine months ended September 30, 2012 net cash provided by operating activities was $0.6 million as compared to net cash used in operating activities of $1.9 million for the same period of the previous year. Much of the increase in cash provided is due to increased net income, partially offset by an increase in inventories and an increase in accounts receivable.

For the nine months ended September 30, 2012 net cash used in investing activities was $1.1 million as compared to $0.1 million for the same period of the previous year. The increase is due to the purchase of fixed assets.

For the nine months ended September 30, 2012 net cash provided by financing activities was $0.7 million as compared to $2.6 million for the same period of the previous year. This amount is due to a smaller increase in proceeds from line of credit than what we have seen in the past.

For the nine months ended September 30, 2012 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.2 million subject to the level of qualifying sales invoiced and a bank overdraft limit of $0.2 million. Interest rates are calculated with reference to bank base rates.  At September 30, 2012 interest on invoice discounting facility was charged at 2% above Base and interest on the bank overdraft at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2012:

	Amount
Description	$'000	Term
Invoice discounting	26	Ongoing until facility terminated.
Note Payable	1,407	Payable in full on December 31, 2013
Inter-company loan	1,216
Finance lease agreements	180	Mix of 3 & 10 yr term commencing August 2005 to December 2010

	2,829

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	1,122
Capital lease current portion	94
Capital lease non-current portion	-

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

ITEM 4.   Controls & Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the third quarter of 2012 there was no change in internal control over financial reporting.

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

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

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

101.DEF      XBRL Taxonomy Extension Definition Link

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Oxford Technologies, Inc.

By:/s/ Vivian Lam

Vivian Lam, President and Chief Financial Officer

Date: November 6, 2012