Form 10-K
period 2012-12-31
OXFORD TECHNOLOGIES INC
filed 2013-04-12
CIK 1169567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of March 26, 2013

PART I

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

The Company pursues new customers by focusing marketing efforts on selected sectors and customers, and increasing its brand awareness to win new business.

Marketing and Customers

The Company's customer base is primarily in the United Kingdom.  The Company markets its services through selective media advertising, telemarketing, leveraging its contacts in the supply chain and direct contact by sales staff. The following table shows the percentages of the Company's sales by industry sector for the last two years.

Year ended December 31,	2012	2011
	%	%

Consumer	8.2	8.2
Marine	6.2	6.2
Aerospace / Defence	8.9	8.9
Medical	38.4	38.4
Industrial	38.3	38.3

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the years ended December 31, 2012, and 2011, there was one supplier who accounted for 10% (14% 2011) of the Company's purchases.

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

Research and Development

For the year ended December 31, 2012, there were no product research and development expenses. The Company has no current plan to conduct any product research and development activities in the next twelve months.

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

Employees

The Company currently has 235 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

We generated a net income of $2.5 million for December 31, 2012 and $1.4 million for December 31, 2011, our accumulated deficit as of December 31, 2012 was $14.1 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

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

A substantial portion of our revenues has been derived from our five largest customers, five of them accounted for 10% or more of our total sales. For the years ended December 31, 2012 and 2011 sales to those five largest customers accounted for approximately 70% and 76% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

•

reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has significant knowledge and experience to be reasonably capable of evaluating the risks of penny stock transactions;

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

The Company's subsidiary has subleased certain of its spaces on an annual basis for $0.7 million per year. The lease term is from July 1, 2011 through June 30, 2014.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005. The rent is approximately $34,600 per year, and currently the lease is on a month-by-month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse affect on its business, financial condition, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public trading market for our common stock.

Holders

As of March 26, 2012, there were 357 holders of record for our common shares. The Company has only one class of stock outstanding.

Dividends

The Company has not paid any dividends since its incorporation and the Company does not have a current plan to pay dividends in the foreseeable future.

There are no restrictions in the Company’s articles of incorporation or bylaws that prevent it from declaring dividends.  The Delaware Revised Statutes, however, do prohibit the Company from declaring dividends, if after giving effect to the distribution of the dividend: (i) the Company would not be able to pay its debts as they become due in the usual course of business; or (ii) the Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Performance graph

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by it or any affiliated entity during the year ended December 31, 2012.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year ended December 31,	2012		2011
	US $'000		US $'000
	Amount	%	Amount	%	% change

Net sales	47,609	100%	31,088	100%	53
Cost of sales	39,649	83%	26,133	84%	52
Gross profit	7,960	17%	4,955	16%	61
Operating expenses	6,377	13%	5,139	17%	24
Operating (loss)	1,583	3%	(184)	(1%)	(960)
Other income and expenses	773	2%	777	2%	(1)
Income / (loss) before income taxes	2,356	5%	593	2%	297
Income tax benefit / (expense)	183	0%	758	2%	(76)
Net income	2,539	5%	1,351	4%	88

The final results show that there was an increase in income between 2012 and 2011, with an increase in the gross profit margin.

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenues

Revenue for the years ending December 31, 2012 and 2011 respectively were $47.6 million and $31.1 million which is an increase of 53%. The increase in revenue is from an increase in customer orders and new customers due to an improved sales team. The number of customers was 28 as of December 31, 2012.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expense. For the years ending December 31, 2012 and 2011 respectively the Company's cost of sales were

$39.6 million and $26.1 million respectively. The cost of sales as a percentage of sales is 83% compared to 84% for 2011. The slight drop is due to a decrease in depreciation where some assets have been fully depreciated.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. For the years ending December 31, 2012 and 2011 respectively these were $6.4 million and $5.1 million. Operating expenses as a percentage of sales is 13% as compared 17% for the prior year. The decrease can be attributed to a decrease in the following – depreciation, consultancy, utilities, travel, telephone, computer maintenance and legal and professional.

Rental Income

For the year ended December 31, 2012 rental income was $0.9 million compared to $1 million for the year ended December 31, 2011. The decrease in rental income was due to part of the building being vacated by the current tenant therefore less rental income charged.

Interest Income

Interest income for both the years ending December 31, 2012 and 2011 was $$0.004 million.

Interest Expense

Interest expense for the years ending December 31, 2012 and 2011 respectively was $0.1 million and $0.2 million. The decrease is due to less of the invoice discounting facility being used.

Net Income

As a result of the factors discussed above, the Company reported a net income of $2.5 million for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2011. This resulted in basic and diluted net income per share of $0.14 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2012, as compared to $0.07 on weighted average common shares outstanding of 18,564,002 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

Our cash and cash equivalents totaled $2.5 million and $2.6 million for December 31, 2012 and 2011 respectively.

Operating activities   During the twelve months ended December 31, 2012 and 2011 operating activities provided $4.9 million and $0.7 million respectively. The cash increase primarily came from an increase in accounts payable and deferred income.

Investing activities    During the twelve months ended December 31, 2012 cash used in investing activities was $1.1 million as compared to $0.2 million for the previous 12 months. The cash was used to purchase fixed assets.

Financing activities   During the twelve months ended December 31, 2012 cash used in financing activities was $3.9 million as compared to $0.4 million for the previous year. The cash increase was from a large increase in the proceeds from the line of credit.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities are an invoice discounting facility with a maximum advance limit of $3,251,848 subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates. At December 31, 2012 interest on the invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.

The following summarizes our debt and other contractual obligations at December 31, 2012:

Description	Amount	Term

Invoice discounting	$304,000	Ongoing until facility terminated.
Note payable – related party	1,416,000	Payable in full on December 31, 2012
Inter-company loan	1,162,000
Finance lease agreements	335,000	Mix of 3 & 10 yr term commencing August 2005 to October 2012

	$3,217,000

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The breakdown for the consolidated balances is shown below:

Accounts payable related party	$1,124,000
Capital lease current portion	38,000
Capital lease non-current portion	-

$1,162,000

As of the date of this report, we are in compliance with all covenants under our existing credit facilities. The note payable is renewed every year.

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

Revenue recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 13.A "Revenue Recognition." SAB 13.A requires that revenue generally can be recognized when all of the following four criteria are met: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

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

Accounts Receivables and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, the Company's customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2012 there is no allowance for doubtful accounts.

The Company's customer base consists of 16 long-term customers and relationships with customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful accounts is small.

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

Our management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Based on the Company’s evaluation of its internal controls as of December 31, 2012, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal controls over financial reporting were effective.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Vivian Lam	44	President, Chief Financial Officer, Secretary and Director
David Davies	47	Managing Director of Axiom Manufacturing Services Ltd.
Woon Chew Chai	54	Director

VIVIAN LAM has held the position of president and chief financial officer since February 9, 2010. Ms. Lam has been our director and Corporate Secretary since February 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a Hong Kong corporation whose principal business is the exploration and production of crude oil. Currently Ms. Lam also serves as a director of Great Admirer Limited, the parent company of the registrant, and since September 2003, secretary and a director of Cowley Technologies Corp., a magazine distributor in Hong Kong. Cowley is currently inactive.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2012.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except David Davies, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $155,451 in salary and approximately $38,336 in pension in 2012. Mr. Davies was appointed Axiom's managing director in May 2009.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 26, 2013, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Name and Address	Number of Shares	Percentage
Title of Class	Of Beneficial Owner	Beneficially Owned	of the Class

Common Stock	Great Admirer Ltd (i)	17,601,002	94.8% (ii)
	Unit 504, 5/F, Chinachem Tower,
	34-37 Connaught Road, Central
	Hong Kong

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of March 26, 2012.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

During the year the Company received additional funding of $100,000 from Great Admirer Limited. Great Admirer Limited is the Company’s holding company. At December 31, 2012 the Company had outstanding loans to affiliates in the amount of approximately $1,124,000.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services and in connection with the audit of the Company's financial statements for the year ended December 31, 2012 and 2011 and reviews of the Company's interim financial statements included in the Company's Forms 10-K and 10-Q for the fiscal years 2012 and 2011 were $52,500 and $68,796.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:  $7,000 and $3,400 were paid in 2012 and 2011, respectively, for tax return preparation.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

    (1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F24-1 of the Annual Report.

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

Date:  April 12, 2013

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Vivian Lam		April 12, 2013
Vivian Lam	President and Chief Financial Officer
(Principal executive officer, Principal financial officer and Principal accounting officer and Director)

/s/ Woon Chew Chai		April 12, 2013
Woon Chew Chai	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Technologies, Inc. as of December 31, 2012 and 2011, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

March 27, 2013

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,517	2,557
Accounts receivable, net of allowance of $0 and $0	10,724	6,898
Inventory, net	9,276	7,144
Line of credit	2,893	-
Other current assets	282	323
Total Current Assets	25,692	16,922

Property and equipment, net of accumulated depreciation
of $28,229 and $25,911	8,823	8,407

Deferred tax assets - (net non-current)	1,359	1,114
Security deposits	45	43

Total Assets	35,919	26,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	9,409	4,964
Accounts payable, related party	1,124	999
Taxes payable	1,495	987
Line of credit	-	1,025
Accrued liabilities	2,302	1,345
Capital Leases - current portion	222	365
Note payable - related party	1,416	1,353
Deferred income	3,375	1,824
Total Current Liabilities	19,343	12,862

Long-term Liabilities
Capital leases, non-current portion	151	145
Total Long-term Liabilities	151	145
Total Liabilities	19,494	13,007

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(3,170)	(3,577)
Accumulated deficit	(13,885)	(16,424)
Total Stockholders' Equity	16,425	13,479
Total Liabilities and Stockholders' Equity	35,919	26,486

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31,	December 31,
	2012	2011
	US $'000	US $'000

Net Sales	47,609	31,088
Cost of Sales	(39,649)	(26,133)
Gross Profit	7,960	4,955

Operating Expenses
Selling, general and administrative	6,377	5,139
Operating Income / (Loss)	1,583	(184)

Other Income and Expenses
Rental income	900	957
Interest income	4	4
Interest expense	(131)	(184)
Net Income before Income Tax Benefit	2,356	593

Income tax benefit	183	758
Net Income	2,539	1,351

Other Comprehensive Income / (Loss)
Foreign currency translation	407	(78)

Total Comprehensive Income	2,946	1,273

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.14	0.07

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31, 2010	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,499)	$ (17,775)	$ 12,206
Net loss for the year	-	-	-	-	-	-	1,351	1,351
Cumulative foreign currency translation adjustment	-	-	-	-	-	(78)	-	(78)

Balance, December 31, 2011	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,577)	$ (16,424)	$ 13,479

Net income for the year	-	-	-	-	-	-	2,539	2,539
Cumulative foreign currency translation adjustment	-	-	-	-	-	407	-	407

Balance, December 31, 2012	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,170)	$ (13,885)	$ 16,425

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2012	2011
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	2,539	1,351
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,090	1,136
Deferred taxation	(190)	(758)
Changes in operating assets and liabilities:
Accounts receivable	(3,724)	(1,959)
Inventory	(1,763)	(1,962)
Other current assets	55	109
Accounts payable	4,130	443
Taxes payable	454	465
Accrued liabilities and other payables	877	555
Interest payable - related party	-	(27)
Deferred income	1,436	1,389
Cash provided by operating activities	4,904	742

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,115)	(233)
Cash used in investing activities	(1,115)	(233)

Cash Flows from Financing Activities:
Payments of line of credit	(3,885)	(77)
Proceeds from related party	100	100
Principal payment on capital lease	(158)	(418)
Cash used in financing activities	(3,943)	(395)

Effect of foreign currency translation on cash	114	(13)

Net (decrease) / increase in cash and cash equivalents	(40)	101

Cash and Cash Equivalents, Beginning	2,557	2,456

Cash and Cash Equivalents, Ending	2,517	2,557

Supplemental Cash Flow Information:
Cash Payments For:
Interest	131	213

Taxes	987	410

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1.     NATURE OF OPERATIONS

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

In January 2011, the Company transferred all of its 13,564,002 shares in Axiom Manufacturing Services Limited to Axiom MS Limited. In exchange Axiom MS Limited issued 700 shares of its common stock to Oxford Technologies, Inc.

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

Net Income/ (Loss) Per Common Share - Income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities in 2012 and 2011. Accordingly, basic and dilutive income (loss) per common share are the same.

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

Shipping and Handling Costs – The Company’s shipping costs are split between cost of goods sold and operating expenses for all periods presented. The amount included in operating expenses was $165,200 ($83,000 in 2011).

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

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2012 and 2011, and thus has not set an allowance for doubtful accounts for the year ended December 31, 2012.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $138,200. The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. Balances at financial institutions within the UK that are not insured and in excess of the Financial Services Authority limits amounted to$138,200 and $132,000 at December 31, 2012 and 2011 respectively. As of December 31, 2012 and 2011, the Company did not have any deposits in excess of the federally insured limit in its US banks. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Five customers represent seventy percent (70%) and seventy six percent (76%) of sales respectively in 2012 and 2011. Five customers represent seventy five percent (75%) and sixty nine percent (69%) of Accounts Receivable respectively in 2012 and 2011. The majority of revenue is generated from the UK.

Advertising Costs - The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $25,600 and $26,900 for December 31, 2012 and 2011 respectively.

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2012 and 2011 includes foreign currency translation gains.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for advances under this facility is provided by a charge over the accounts receivable of the Company. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25. Borrowings on this facility amounted to $0.3 million and $1.3 million December 31, 2012 and 2011, respectively. Borrowings are included within ‘Line of Credit’ on the balance sheet. Interest expense amounted to $0.008 million and $0.04 million for the years ending December 31, 2012 and 2011. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.2 for both the years ended December 31, 2012 and 2011. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Line of Credit – The components of this balance sheet account are shown below:

Year ended December 31,	2012	2011
	US $'000	US $'000

Current Account	3,226	251
Deposit Account	49	47
Invoice Finance	(304)	(1,315)
Unpresented Checks	(78)	(8)

Total	2,893	(1,025)

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

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

We reviewed all other recently issued accounting pronouncements and determined these have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2012 and 2011, consisted of the following:

Year ended December 31,	2012	2011
	US $'000	US $'000

Building & building improvements	14,365	14,365
Machinery & equipment	16,522	14,066
Fixtures & Fittings	6,165	5,887
	37,052	34,318
Less : accumulated depreciation	(28,229)	(25,911)

Total	8,823	8,407

Depreciation expenses amounted to $1.1 million for both years ended December 31, 2012 and 2011.

4.  INVENTORIES

Inventories at December 31, 2012 and 2011 consisted of the following:

Year ended December 31,	2012	2011
	US $'000	US $'000

Raw Materials	3,994	4,588
Work in Progress	4,101	2,228
Finished Goods	1,181	328

	9,276	7,144

5.  INVOICE DISCOUNTING

The invoice discounting facility is a confidential invoice discounting function provided through the invoice finance arm of HSBC Bank where funds are advanced to the Company based on the presentation of qualifying invoices up to a maximum level of $3.3 million. We retain the administration of the sales ledger. There is no maturity date to this facility but it is renewed annually. The invoice discounting facility is secured by the accounts receivable. Interest on borrowings under this facility is charged at a rate of 2% above the Bank of England base rate. The borrowings on this account are shown in Line of Credit on the balance sheet. Charges and borrowings are shown in the table below.

Year ended December 31,	2012	2011
	US $'000	US $'000

Borrowings	304	1,315
Charges	181	162
Interest	8	44

6.     NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly-owned subsidy of Oxford Technologies, Inc. has a note payable to Global Select Limited. The amount owed as at December 31, 2012 was $1.4 million and was payable on demand at December 31, 2012. Interest is charged at 6% per annum and accrued in the amount of $0.08 million for the period ended December 31, 2012. There is no penalty for not paying by December 31, 2012 as the note is renewed annually.

7.    CAPITAL LEASES

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

The Company is leasing computers and laptops from Dell under eight hire purchase contracts. The terms are 36 months with commencement dates from July 2010 to May 2012. Monthly payments including principal and interest range from $139 to $924.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

Year ended December 31,	US $'000

2013	222
2014	88
2015	63
2016	0
2017	0
Total	373
Less current portion	(222)
Long term portion	151

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2012 and 2011.

8. OPERATING LEASES

The Company is leasing five (5) vehicles.  Each lease runs for three (3) years and the repayments range from $491 to $1,019.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005. The rent is approximately $34,600 per year, and currently the lease is on a month-by-month basis.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2013	$110
2014	92
2015	31
2015	2

$235

9.  DEFERRED INCOME

The company has deferred income in the form of rental income and sales. The amount of deferred income recorded for the fiscal year ended December 31, 2012 was $3.4 million.

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2011 and 2010:

Year ended December 31,	2012	2011
	US $'000	US $'000

Facilities and maintenance	1,110	1,259
Other personnel costs	2,367	1,544
Bank charges	192	172
Insurance	109	90
Advertising and promotion	90	62
Indirect materials	428	249
Travel and motor	120	126
Other	1,835	1,473
Indirect depreciation	126	164

	6,377	5,139

11.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on an annual basis for $0.9 million per year. The lease term is from July 1, 2011 through June 30, 2014.  The Company also leases un-contracted space for $0.02 million per year.

12.  INCOME TAX

The Company has implemented ASC 740 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $19,841,000 and $22,282,000 in 2012 and 2011, respectively. The US parent company has $920,000 of carryforward losses that expire through the year 2031.The components of the deferred tax asset and the related tax benefit, based upon UK and US corporate tax rates of 35% and 20%, are as follows:

	Year Ended December 31,
	2012	2011
Deferred tax asset:	US $'000	US $'000

Net operating loss carry forward, combined	20,761	23,094
Excess of depreciation over taxation allowances and other small
temporary differences	145	-
Total Components of deferred tax assets	20,906	23,094

Deferred tax assets	5,427	4,741
Valuation allowance UK	(3,746)	(3,343)
Valuation allowance US	(322)	(284)
Net deferred tax assets	1,359	1,114

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

A reconciliation of income tax expense (benefit) to the amount computed using statutory US tax rate of 35% is as follows:

	Year Ended December 31,
	2012	2011
	US $'000	US $'000

Standard US rate corporation tax charge (35%)	825	208
Benefits and taxes related to foreign operations	(1,449)	1,679
Change in valuation allowance`	441	(2,645)
Total taxable expense (benefit)	(183)	(758)

The US maximum Federal corporate rate is 35% and the minimum is 15%. The effective rates used in the UK were 25% and 20% for the years ended December 31, 2012 and 2011, respectively.

The change in valuation allowances includes a decrease of $183,000 related to recognized deferred tax assets in 2012 previously fully reserved by the valuation allowance, resulting from projections of taxable UK income in 2013 and 2014 including taxable differences created in the current and prior years.

Changes in estimates of prior taxes and NOL carryforwards include changes and effects of projected tax rates on NOL carryforwards, including the UK rate used of 25% and 20% during the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
	US $'000	US $'000

Current:
Federal	-	-
State	-	-
Foreign	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	(183)	(758)
Total taxable expense (benefit)	(183)	(758)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

13.   BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $0.2 million for both years ended December 31, 2012 and 2011.

14.    RELATED PARTY TRANSACTIONS

During the year the Company received additional funding of $100,000 from Great Admirer Limited.  Great Admirer Limited is the Company’s holding company. At December 31, 2012 the Company had accounts payable to affiliates in the amount of approximately $1,124,000.

The Company has a promissory note payable to Global Select Limited for $1,416,000 which became payable on December 31, 2012.

The Company also has an amount of $38,000 payable to SSP Holdings Limited.

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