Form 10-Q
period 2013-03-31
OXFORD TECHNOLOGIES INC
filed 2013-05-13
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 8, 2013.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	US $'000	US $'000
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	2,170	2,517
Accounts receivable, net of allowance of $33 and $0	9,270	10,724
Inventory, net	6,053	9,276
Line of credit	186	2,893
Other current assets	114	282
Total Current Assets	17,793	25,692

Property and equipment, net of accumulated depreciation
of $26,675 and $28,229	7,978	8,823

Deferred tax assets - (net non current)	1,271	1,359
Security deposits	42	45

Total Assets	27,084	35,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	3,965	9,409
Accounts payable, related party	1,087	1,124
Taxes payable	1,302	1,495
Accrued liabilities	1,535	2,302
Capital Leases - current portion	163	222
Note payable - related party	1,324	1,416
Deferred income	754	3,375
Total Current Liabilities	10,130	19,343

Long-term Liabilities
Capital leases, non-current portion	124	151
Total Long-term Liabilities	124	151
Total Liabilities	10,254	19,494

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,007)	(3,170)
Accumulated deficit	(12,643)	(13,885)
Total Stockholders' Equity	16,830	16,425
Total Liabilities and Stockholders' Equity	27,084	35,919

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 AND 2012

	March 31,	March 31,
	2013	2012
	US $'000	US $'000

Net sales	13,544	10,951
Cost of sales	(11,165)	(8,618)
Gross Profit / (Loss)	2,379	2,333

Operating Expenses
Selling, general and administrative	1,323	1,333
Operating Income / (Loss)	1,056	1,000

Other Income and Expenses
Rental income	190	251
Interest income	1	1
Interest expense	(5)	(39)
Net Income / (Loss) before Income Tax Benefit	1,242	1,213

Income tax benefit	-	-
Net Income	1,242	1,213

Other Comprehensive Income / (Loss)
Foreign currency translation	(837)	569

Total Comprehensive Income	405	1,782

Basic and Diluted Earnings / (Loss) Income
per Common Share	$ 0.07	$ 0.07

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 AND 2012

	Three Months Ended
	March 31,	March 31,
	2013	2012
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,242	1,213
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	279	260
Changes in operating assets and liabilities:
Accounts receivable	1,051	(1,741)
Inventory	2,658	406
Other current assets	150	71
Accounts payable	(4,902)	(656)
Taxes payable	(98)	358
Accrued liabilities and other payables	(625)	(325)
Interest payable - related party		(47)
Deferred income	(2,434)	(564)
Cash used in operating activities	(2,679)	(1,025)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3)	(144)
Cash used in investing activities	(3)	(144)

Cash Flows from Financing Activities:
Net borrowings under line of credit	2,554	1,011
Principal payments on capital lease	(62)	(106)
Cash provided by financing activities	2,492	905

Effect of foreign currency translation on cash	(157)	81

Net decrease in cash and cash equivalents	(347)	(183)

Cash and Cash Equivalents, Beginning	2,517	2,557

Cash and Cash Equivalents, Ending	2,170	2,374

Supplemental Cash Flow Information:
Cash Payments For:
Interest	4	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2013

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

	March 31, 2013	December 31, 2012
	US $'000	US $'000

Raw Materials	3,697	3,994
Work in Progress	1,869	4,101
Finished Goods	487	1,181

	6,053	9,276

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $138,200. The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. Balances at financial institutions within the UK that are not insured and in excess of the Financial Services Authority limits amounted to $139,000 and $138,200 at March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012 the Company did not have any deposits in excess of the federally insured limit in its US banks. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Five customers represent seventy one percent (71%) and seventy percent (70%) of sales respectively in 2013 and 2012. Five customers represent seventy six percent (76%) and seventy five percent (75%) of Accounts Receivable respectively in 2013 and 2012. The majority of revenue is generated from the UK.

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

The Company was in credit on this facility as at March 31, 2013 at $2.1 million compared to $0.8 million for the same period in 2012 due to the drawdown facility not being needed as often as in previous years. The balance on this account is included within Line of Credit on the balance sheet.

Charges incurred amounted to $0.04 million to March 31, 2013 as compared to $0.05 million for the same period of the previous year. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility is included within interest expense under ‘Other Income and Expenses’.

Line of Credit

The components of this balance sheet account are shown below:

	March 31, 2013	December 31, 2012
	US $'000	US $'000

Current Account	431	3,226
Deposit Account	46	49
Invoice Finance	2,074	(304)
Unpresented Checks	(2,365)	(78)

Total	186	2,893

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2013-07.

3.     COMMITMENTS

Capital Lease

At the end of each lease the Company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Future principal lease payments are as follows:

Year ended December 31,	US $'000

2013	163
2014	78
2015	46
Total	287
Less current portion	-163
Long term portion	124

4.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued. There are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three-month periods ending March 31, 2013 and 2012

Revenues

Revenues for the three month period ended March 31, 2013 were $13.5 million, an increase of 24% as compared to $11.0 million for the same period of the previous year. The increase in revenue is attributable to an increase in sales orders and new customers bringing larger value contracts into the Company.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended March 31, 2013 cost of sales were $11.2 million, an increase of 30% as compared to$8.6 million for same period of the previous year. The Company would expect an increase due to the fact revenue has increased. Cost of sales as a percentage of revenue is 82% as compared to 79% for the same period of the previous year. The increase is due to an increase in purchases, wages, depreciation and direct utilities.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2013 operating expenses were $1.3 million which is in line with $1.3 million for March 31, 2012.

Rental Income

For the period ended March 31, 2013, rental income was $0.2 million as compared to $0.3 million for the three months ended March 31, 2012. The slight decrease is due to less space being leased for storage.

Interest Expense

Interest expense for the three months ended March 31, 2013 amounted to $0.005 million as compared to $0.04 million for the same period of the previous year. The decrease is due to the invoice discounting facility being used much less as one customer is not on the discount facility now.

Net Income / (Loss)

For the three month period ending March 31, 2013, net income was $1.2 million as compared to $1.2 million for the three month period ending March 31, 2012. This resulted in a basic income per share of $0.07 on weighted average common shares outstanding of 18,564,002 for the three month period ended March 31, 2013 as compared to a basic income per share of $0.07 on the 18,564,002 of weighted average common shares outstanding in the same period of the previous year.

During the first quarter less inventory was needed which explains the decrease in the inventory balance. This also explains the decrease in accounts payable as less was purchased. One of the contracts that was accruing deferred income came to end leading to a decrease in the balance on deferred income.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2013 the Company had cash and cash equivalents of around $2.2 million.

For the three months ended March 31, 2013 net cash used in operating activities was $2.7 million as compared to $1.0 million for the same period of the previous year. This amount is mainly due to a large decrease in accounts payable.

For the three months ended March 31, 2013 net cash used in investing activities was $0.003 million due to the purchase of some fixed assets as compared to $0.1 million for the same period of the previous year.

Net cash provided by financing activities for the three month period ended March 31, 2013 amounted to $2.5 million as compared to $0.9 million for the three month period ended March 31, 2012. This amount is mainly due to an increase in the line of credit.

For the three months ended March 31, 2013 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.0 million subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates.  At March 31, 2013 interest on invoice discounting facility was charged at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 2013.

	Amount
Description	$'000	Term
Invoice discounting	(2,074)	Ongoing until facility terminated.
Note Payable	1,324	Payable in full on December 31, 2013
Inter-company loan	1,122
Finance lease agreements	252	Mix of 3 & 10 yr term commencing May 2008 to October 2012

	624

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	1,087
Capital lease current portion	35
Capital lease non-current portion	-

1,122

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

ITEM 4.   Controls & Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b)   Changes in Internal Controls over Financial Reporting

During the first quarter of 2013 there was no change in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not applicable

Item 1A. Risk Factors

Our 2012 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

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

May 13, 2013