Form 10-Q
period 2013-06-30
OXFORD TECHNOLOGIES INC
filed 2013-08-12
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of July 31, 2013.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	1,944	2,517
Accounts receivable, net of allowance of $59 and $0, as of June 30, 2013 and December 31, 2013, respectively	8,845	10,724
Inventory, net	5,520	9,276
Line of credit	1,018	2,893
Other current assets	616	282
Total Current Assets	17,943	25,692

Property and equipment, net of accumulated depreciation of $20,574 and $28,229, as of June 30, 2013 and December 31, 2013, respectively	7,927	8,823

Deferred tax assets - net non- current	1,272	1,359
Security deposits	42	45

Total Assets	27,184	35,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,812	9,409
Accounts payable, related party	1,190	1,124
Taxes payable	1,109	1,495
Accrued liabilities	1,196	2,302
Capital Leases - current portion	112	222
Note payable - related party	1,324	1,416
Deferred income	149	3,375
Total Current Liabilities	9,892	19,343

Long-term Liabilities
Capital leases, non-current portion	103	151
Total Long-term Liabilities	103	151
Total Liabilities	9,995	19,494

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized, 18,564,002 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(4,001)	(3,170)
Accumulated deficit	(12,290)	(13,885)
Total Stockholders' Equity	17,189	16,425
Total Liabilities and Stockholders' Equity	27,184	35,919

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2013	2012	2013	2012
	US $'000	US $'000	US $'000	US $'000

Net Sales	10,312	10,855	23,856	21,806
Cost of Goods Sold	(8,641)	(8,280)	(19,806)	(16,898)
Gross Profit	1,671	2,575	4,050	4,908

Operating Expenses
Selling, general and administrative	1,466	1,342	2,789	2,675
Operating Income / (Loss)	205	1,233	1,261	2,233

Other Non-Operating Income and Expenses
Rental income	195	247	385	498
Interest income	1	1	2	2
Interest expense	(48)	(31)	(53)	(70)
Net Income / (Loss) before Income Tax Benefit	353	1,450	1,595	2,663

Income tax benefit / (expense)	-	-	-	-
Net Income	353	1,450	1,595	2,663

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	6	(308)	(831)	261

Comprehensive Income / (Loss), net of tax	359	1,142	764	2,924

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.02	0.08	0.09	0.14

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	June 30, 2013	June 30, 2012
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,595	2,663
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	491	522
Changes in operating assets and liabilities:
Accounts receivable	1,479	(2,146)
Inventory	3,189	(63)
Prepaid expenses	(363)	(318)
Accounts payable	(4,031)	1,055
Taxes payable	(293)	(24)
Accrued liabilities and other payables	(926)	(508)
Interest payable - related party	(40)	(41)
Deferred income	(3,038)	(1,158)
Cash used in operating activities	(1,937)	(18)

Cash Flows from Investing Activities:
Purchase of property and equipment	(162)	(520)
Cash used in investing activities	(162)	(520)

Cash Flows from Financing Activities:
Net borrowings under line of credit	1,705	199
Proceeds from related party	100
Debt instrument periodic payment - principal	(135)	(190)
Cash provided by financing activities	1,670	9

Effect of exchange rate on cash and cash equivalents	(144)	34

Net decrease in cash and cash equivalents	(573)	(495)

Cash and Cash Equivalents, Beginning	2,517	2,557

Cash and Cash Equivalents, Ending	1,944	2,062

Supplemental Cash Flow Information:
Cash Payments For:
Interest	12	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2013

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Revenue Recognition

Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowances. All revenues generated and the associated cost of sales incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2013, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sales relating to the provision of a market return and repair service.

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

	June 30, 2013	December 31,2013
	US $'000	US $'000

Raw Materials	2,690	3,994
Work in Progress	2,367	4,101
Finished Goods	463	1,181
	5,520	9,276

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $129,000. The Company also maintains cash balances at financial institutions which from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. As of June 30, 2013 and 2012 the Company did not have any deposits in excess of the federally insured limits in its US banks. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Five customers represent 78% and 65% of sales respectively in 2013 and 2012. Five customers represent 81% and  78%  of Accounts Receivable respectively in 2013 and 2012. The majority of revenue is generated from the UK.

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

The Company was in credit on this facility as at June 30, 2013 at $3.5 million as compared to $1.5 million for the same period in 2012 due to the drawdown facility not being needed as often as in previous years. The balance on this account is included within Line of Credit on the balance sheet.

Charges incurred amounted to $0.08 million to June 30, 2013 as compared to $0.09 million to June 30, 2012. No interest was charged to the period ended June 30, 2013 as compared to $0.006 million for the same period of the previous year. This is due to the facility being used less. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility is included within interest expense under ‘Other Income and Expenses’.

Line of Credit

The components of this balance sheet account are shown below:

	June 30, 2013	December 31,2012
	US $'000	US $'000

Current Account	8	3,226
Deposit Account	46	49
Invoice Finance	3,535	(304)
Unpresented Checks	(2,571)	(78)

Total	1,018	2,893

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2013-11.

3.

COMMITMENTS

Capital Lease

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Future principal lease payments are as follows:

Year ended December 31,	US $’000

2013	112
2014	74
2015	29
Total	215
Less current portion	(112)
Long-term portion	103

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

RESULTS OF OPERATIONS

Six-month periods ending June 30, 2013 and 2012

Revenues

Revenues for the six month period ended June 30, 2013 were $23.9 million compared to $21.9 million, for the same period of the previous year. The increase in revenue is due to an increase in sales orders and new customers bringing larger value contracts into the Company.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the six months ended June 30, 2013 cost of sales were $19.9 million compared to $16.9 million for the six months ended June 30, 2012. Cost of sales as a percentage of revenue is 83% as compared to 77% for the same period of the previous year. The increase is due to an increase in purchases, wages, depreciation and direct utilities.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the six months ended June 30, 2013 operating expenses were $2.8 million compared to $2.7 million as compared to the same period of the previous year. The increase is in line with the increase in revenue.

Rental Income

For the six months ended June 30, 2013 rental income was $0.4 million compared to $0.5 million for the same period of the previous year. The decrease is due to part of the building being vacated by the current tenant therefore less rental income charged.

Interest Expense

Interest expense for the six months ended June 30, 2013 amounted to $0.05 million compared to $0.07 million for the same period of the previous year.

Net Income

For the six months ended June 30, 2013 net income was $1.6 million compared to $2.7 million for the six months ended June 30, 2012. This resulted in a basic income per share of $0.09 on weighted average common shares outstanding of 18,564,002 for the six months ended June 30, 2013 as compared to $0.14 for the same period of the previous year.

During the second quarter less inventory was needed which explains the decrease in the inventory balance. This also explains the decrease in accounts payable as less was purchased. The deferred income relating to rent had all been released by the end of the second quarter which explains the decrease.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of June 30, 2013 the Company had cash and cash equivalents of around $1.9 million.

For the six months ended June 30, 2013 net cash used in operating activities was $1.9 million as compared to $0.02 million for the same period of the previous year. Much of the in cash used is due to decreases in accounts payable and deferred income.

For the six months ended June 30, 2013 net cash used in investing activities was $0.2 million as compared to $0.5 million for the same period of the previous year. The decrease is due to the purchase of fixed assets being lower in 2013.

For the six months ended June 30, 2013 net cash provided by financing activities was $1.7 million as compared to $0.009 million for the same period of the previous year. This amount is due to a decrease in the line of credit.

For the six months ended June 30, 2013 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.0 million subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates.  At June 30, 2013 interest on invoice discounting facility was charged at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at June 30, 2013.

	Amount
Description	$'000	Term
Invoice discounting	(3,535)	Ongoing until facility terminated.
Note Payable	1,324	Payable in full on December 31, 2013
Inter-company loan	1,199
Finance lease agreements	206	Mix of 3 & 10 yr term commencing September 2008 to September 2012
	806

The inter-company loans are not eliminated on consolidation, as the loans were from related parties which do not get consolidated with Oxford Technologies Inc. The balance per the consolidated balance is shown as follows:

Description	Amount
$'000
Accounts payable related party	1,190
Capital lease current portion	9
Capital lease non-current portion	-
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

ITEM 4.   Controls & Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the second quarter of 2013 there was no change in internal control over financial reporting.

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

Vivian Lam

President and Chief Financial Officer

August 5, 2013