Form 10-Q
period 2013-09-30
OXFORD TECHNOLOGIES INC
filed 2013-11-14
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of November 12, 2013.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	US $'000	US $'000
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	2,793	2,517
Accounts receivable, net of allowance of $85 and $0	9,197	10,724
Inventory, net	6,950	9,276
Line of credit	548	2,893
Other current assets	505	282
Total Current Assets	19,993	25,692

Property and equipment, net of accumulated depreciation of $22,180 and $28,229	8,561	8,823

Deferred tax assets - (net non-current)	1,353	1,359
Security deposits	45	45

Total Assets	29,952	35,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	5,511	9,409
Accounts payable, related party	1,225	1,124
Taxes payable	1,050	1,495
Accrued liabilities	1,194	2,302
Capital Leases - current portion	94	222
Note payable - related party	1,409	1,416
Deferred income	734	3,375
Total Current Liabilities	11,217	19,343

Long-term Liabilities
Capital leases, non-current portion	82	151
Total Long-term Liabilities	82	151
Total Liabilities	11,299	19,494

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized, 18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,863)	(3,170)
Accumulated deficit	(11,964)	(13,885)
Total Stockholders' Equity	18,653	16,425
Total Liabilities and Stockholders' Equity	29,952	35,919

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2013	2012	2013	2012
	US $'000	US $'000	US $'000	US $'000

Net Sales	9,008	12,727	32,864	34,533
Cost of Goods Sold	(7,400)	(10,926)	(27,206)	(27,824)
Gross Profit	1,608	1,801	5,658	6,709

Operating Expenses
Selling, general and administrative	1,452	1,470	4,241	4,145
Operating Income / (Loss)	156	331	1,417	2,564

Other Non-Operating Income and Expenses
Rental income	193	199	578	697
Interest income	-	1	2	3
Interest expense	(23)	(28)	(76)	(98)
Net Income / (Loss) before Income Tax Benefit	326	503	1,921	3,166

Income tax benefit / (expense)	-	-	-	-
Net Income	326	503	1,921	3,166

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	1,138	496	307	757

Comprehensive Income / (Loss), net of tax	1,464	999	2,228	3,923

Basic and Diluted Earnings / (Loss) Income
per Common Share	0.02	0.03	0.10	0.17

Weighted Average Common Shares Outstanding	18,564,002	18,564,002	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	September 30, 2013	September 30, 2012
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,921	3,166
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	838	795
Changes in operating assets and liabilities:
Accounts receivable	1,691	(3,126)
Inventory	2,178	(2,160)
Prepaid expenses	(223)	(98)
Accounts payable	(3,679)	1,841
Taxes payable	(419)	60
Accrued liabilities and other payables	(1,026)	(70)
Interest payable - related party	(20)	(20)
Deferred income	(2,505)	239
Cash (used in) / provided by operating activities	(1,244)	627

Cash Flows from Investing Activities:
Purchase of property and equipment	(629)	(1,075)
Cash used in investing activities	(629)	(1,075)

Cash Flows from Financing Activities:
Net borrowings under line of credit	2,225	847
Proceeds from related party	100	100
Debt instrument periodic payment - principal	(185)	(251)
Cash provided by financing activities	2,140	696

Effect of foreign currency translation on cash	9	109

Net decrease in cash and cash equivalents	276	357

Cash and Cash Equivalents, Beginning	2,517	2,557

Cash and Cash Equivalents, Ending	2,793	2,914

Supplemental Cash Flow Information:
Cash Payments For:
Interest	16	-

Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2013

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

	September 30, 2013	December 31, 2012
	US $'000	US $'000

Raw Materials	3,826	3,994
Work in Progress	2,128	4,101
Finished Goods	996	1,181

	6,950	9,276

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight line basis over estimated useful lives of various asset classes as follows:

Asset Category	Estimated Useful Life
Building and building improvements	20 to 45 years
Machinery and equipment	5 to 10 years
Fixtures and fittings	3 to 8 years

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $138,000. The Company also maintains cash balances at financial institutions which from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. As of September 30, 2013 and 2012 the Company did not have any deposits in excess of the federally insured limits in its US banks. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Five customers represent 72% and 63% of sales respectively in 2013 and 2012. Six customers represent 77% and 78% of accounts receivable respectively in 2013 and 2012. The majority of revenue is generated from the UK.

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

The Company was in credit on this facility as at September 30, 2013 at $3.3 million as compared to borrowings of $0.03 million for the same period in 2012 due to the drawdown facility not being needed as often as in previous years. The balance on this account is included within Line of Credit on the balance sheet.

Charges incurred amounted to $0.1 million to September 30, 2013 as compared to $0.09 million to September 30, 2012. No interest was charged to the period ended September 30, 2013 as compared to $0.008 million for the same period of the previous year. This is due to the facility being used less. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility is included within interest expense under ‘Other Income and Expenses’.

Line of Credit

The components of this balance sheet account are shown below:

	September 30, 2013	December 31, 2012
	US $'000	US $'000

Current Account	192	3,226
Deposit Account	49	49
Invoice Finance	3,313	(304)
Unpresented Checks	(3,006)	(78)

Total	548	2,893

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2013-11.

3.

COMMITMENTS

Capital Lease

At the end of each lease the company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Future principal lease payments are as follows:

Year ended December 31,	US $’000

2013	94
2014	76
2015	6
Total	176
Less current portion	(94)
Long-term portion	82

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

RESULTS OF OPERATIONS

Three-month periods ending September 30, 2013 and 2012

Revenues

Revenues for the three month period ended September 30, 2013 were $9.0 million as compared to $12.7 million for the three months ended September 30, 2012. Towards the second half of 2012 there was a large contract from a customer which accounts for the comparable decrease in 2013.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended September 30, 2013 cost of sales were $7.4 million as compared to $10.9 million for the same period of the previous year. Cost of sales as a percent of revenue was 82% compared to 86% for the previous year. The decrease is due to higher margin products being sold in this period compared to the previous year.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended September 30, 2013 operating expenses were $1.5 million. Operating expenses for the three months ended September 30, 2012 were also $1.5 million.

Rental Income

For the three months ended September 30, 2013 rental income was $0.2 million the same figure as the three months ended September 30, 2012.

Interest Expense

Interest expense for the three months ended September 30, 2013 amounted to $0.02 million the same figure as the three months ended September 30, 2012.

Nine-month periods ending September 30, 2013 and 2012

Revenues

Revenues for the nine month period ended September 30, 2013 were $32.9 million compared to $34.5 million, for the same period of the previous year. The small decrease in revenue is due to a change in exchange rates from 1.59 at September 30, 2012 to 1.54 at September 30, 2013.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the nine months ended September 30, 2013 cost of sales were $27.2 million compared to $27.8 million for the nine months ended September 30, 2012. Cost of sales as a percentage of revenue is 83% as compared to 81% for the same period of the previous year. The small percent increase is due to an increase in direct wages, direct depreciation and direct utilities.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the nine months ended September 30, 2013 operating expenses were $4.2 million as compared to $4.1 million for the same period of the previous year. The small increase is due to expenditure on wages, utilities, maintenance, and severance costs.

Rental Income

For the nine months ended September 30, 2013 rental income was $0.6 million compared to $0.7 million for the same period of the previous year. The decrease is due to part of the building being vacated by the current tenant therefore less rental income charged.

Interest Expense

Interest expense for the nine months ended September 30, 2013 amounted to $0.08 million compared to $0.1 million for the same period of the previous year.

Net Income

For the nine months ended September 30, 2013 net income was $1.9 million compared to $3.2 million for the nine months ended September 30, 2012. This resulted in a basic income per share of $0.10 on weighted average common shares outstanding of 18,564,002 for the nine months ended September 30, 2013 as compared to $0.17 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of September 30, 2013 the Company had cash and cash equivalents of around $2.8 million.

For the nine months ended September 30, 2013 net cash used in operating activities was $1.2 million as compared to net cash provided by of $0.6 million for the same period of the previous year. Much of the net cash used is due to decreases in accounts payable and deferred income.

For the nine months ended September 30, 2013 net cash used in investing activities was $0.6 million as compared to $1.1 million for the same period of the previous year. The decrease is due to the purchase of fixed assets being lower in 2013.

For the nine months ended September 30, 2013 net cash provided by financing activities was $2.1 million as compared to $0.7 million for the same period of the previous year. This amount is due to an increase in the proceeds from line of credit.

For the nine months ended September 30, 2013 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.2 million subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates.  At September 30, 2013 interest on invoice discounting facility was charged at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at September 30, 2013.

Description	Amount ($'000)	Term
Invoice discounting	(3,313)	Ongoing until facility terminated.
Note Payable – related party	1,409	Payable in full on December 31, 2013
Accounts payable - related party	1,225	Inter-company loan
Finance lease agreements	109	Mix of 3 & 10 yr term commencing September 2008 to September 2012
	(570)

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

ITEM 4.   Controls & Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the third quarter of 2013 there was no change in internal control over financial reporting.

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

Date: November 14, 2013