Form 10-K
period 2013-12-31
OXFORD TECHNOLOGIES INC
filed 2014-04-04
CIK 1169567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of March 17, 2014.

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

The Company's Services

The Company believes that demand from OEM's for an integrated outsourcing solution is increasing and that more and more OEM's are looking for a collaborative relationship. By providing a total solution that includes a full range of services allowing it to take customer products from initial design through production to testing, distribution and after- market support, we believe that the Company is well placed to provide the partnership solution OEM's require. The service offered includes:

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

Year ended December 31,	2013	2012
	%	%

Consumer	8.4	8.2
Marine	5.1	6.2
Aerospace / Defence	26.4	8.9
Medical	22.1	38.4
Industrial	38.0	38.3

Total	100.0	100.0

The Company uses a number of database products to identify market sectors and customers and then uses an external telemarketing company to identify the decision makers for a direct approach from the Company's sales force.

Suppliers

The Company maintains a network of suppliers of components and other material used in assembling products, and procures components when a purchase order or forecast is received from a customer. The majority of components are industry standard and available from a number of alternative suppliers but a number of custom-made components are used and in this case a supplier may be the single source of supply. For the years ended December 31, 2013, and 2012, there was one supplier who accounted for 9% (10% 2012) of the Company's purchases.

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

Research and Development

For the year ended December 31, 2013, there were research and development expenses of $0.05 million. The Company has plans to conduct more product research and development activities in the next twelve months on a similar level.

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

Employees

The Company currently has 233 permanent employees. Fluctuations in workload may result in the Company hiring temporary workers. The Company considers its employee relations to be good. The Company does not expect significant changes in the number of employees in the next twelve months.

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

We generated a net income of $1.6 million for December 31, 2013 and $2.5 million for December 31, 2012, our accumulated deficit as of December 31, 2013 was $12.3 million. We may incur additional losses in the future, and we may not sustain profitability, which may cause you to lose all or part of your investment in our common stock.

We need additional capital to implement our current business strategy, which may not be available to us, and if we raise additional capital, it may dilute your ownership in us.

We currently use invoice discounting, and finance lease agreements to meet our short-term cash requirements. In order to grow revenues and sustain profitability, we will need additional capital. As of the date of this annual report, we do not have any arrangements for financing.  Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive to us. We cannot assure you that we will be able to obtain any additional financing. If we are unable to obtain the financing needed to implement our business strategy, our ability to increase revenues will be impaired and we may not be able to sustain profitability.

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

A substantial portion of our revenues has been derived from our seven largest customers, three of them accounted for 10% or more of our total sales. For the years ended December 31, 2013 and 2012 sales to those seven largest customers accounted for approximately 83% and 73% of our total sales, respectively. The loss of any of those customers, or their inability to pay, could materially reduce our revenues, liquidity and cash flows.

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

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no public trading market for our common stock.

Holders

As of March 11, 2014 there were 357 holders of record for our common shares. The Company has only one class of stock outstanding.

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

Not applicable

Recent Sales of Unregistered Securities

 Not applicable

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No purchases of the Company’s equity securities were made by it or any affiliated entity during the year ended December 31, 2013.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain items of the Company's statements of income bear to revenue and the percentage increase or (decrease) in the dollar amount of such items:

Year ended December 31,	2013		2012
	US $'000		US $'000
	Amount	%	Amount	%	% change

Net sales	44,235	100%	47,609	100%	(7)
Cost of sales	37,360	84%	39,649	83%	(6)
Gross profit	6,875	16%	7,960	17%	(14)
Operating expenses	6,248	14%	6,377	13%	(2)
Operating profit	627	1%	1,583	3%	(60)
Other income and expenses	684	2%	773	2%	(12)
Income before income taxes	1,311	3%	2,356	5%	(44)
Income tax benefit	307	1%	183	0%	68
Net income	1,618	4%	2,539	5%	(36)

The final results show that there was a decrease in income between 2013 and 2012, and a comparable decrease in the gross profit margin.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

Revenue for the years ending December 31, 2013 and 2012 respectively were $44.2 million $47.6 million which is a decrease of 7%. Revenue in 2012 was higher due to there being a number of one off customer contracts. The number of customers was 39 as of December 31, 2013.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expense. For the years ending December 31, 2013 and 2012 respectively the Company's cost of sales were

$37.4 million and $39.6 million respectively. The cost of sales as a percentage of sales is 84% compared to 83% for 2012. The small increase is due to the percentage of wages to sales increasing by 1%.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, plus restructuring costs. For the years ending December 31, 2013 and 2012 respectively these were $6.2 million and $6.4 million. Operating expenses as a percentage of sales is 14% as compared 13% for the prior year. The increase can be attributed to a small increase in the following – training, depreciation, utilities, marketing, computer maintenance and severance costs.

Rental Income

For the year ended December 31, 2013 rental income was $0.8 million compared to $0.9 million for the year ended December 31, 2012. The decrease in rental income was due to part of the building being vacated by the current tenant therefore less rental income charged.

Interest Income

Interest income remains consistent for both of the years ending December 31, 2013 and 2012.

Interest Expense

Interest expense remains consistent for both of the years ending December 31, 2013 and 2012.

Net Income

As a result of the factors discussed above, the Company reported a net income of $1.6 million and $2.5 million for the years ended December 31, 2013 and 2012 respectively. This resulted in basic and diluted net income per share of $0.09 on weighted average common shares outstanding of 18,564,002 for the year ended December 31, 2013, as compared to $0.14 on weighted average common shares outstanding of 18,564,002 for the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses of cash are for working capital, capital expenditures and general corporate purposes.

Our cash and cash equivalents totaled $2.4 million and $2.5 million for December 31, 2013 and 2012 respectively.

Operating activities   During the twelve months ended December 31, 2013 and 2012 operating activities provided $0.6 million and $4.9 million respectively. The cash decrease primarily came from a decrease in accounts payable and deferred income.

Investing activities    During the twelve months ended December 31, 2013 cash used in investing activities was $0.8 million as compared to $1.1 million for the previous 12 months. The cash was used to purchase fixed assets.

Financing activities   During the twelve months ended December 31, 2013 cash provided by financing activities was $0.1 million as compared to cash used in financing activities of $3.9 million for the previous year. Much of the cash increase was from line of credit and proceeds from related party.

Some of our short-term liquidity needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. Our banking facilities are an invoice discounting facility with a maximum advance limit of $3.3 million subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates. At December 31, 2013 interest on the invoice discounting facility was charged at 2% above Base (our accounts receivable is collateral for this arrangement), the inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.

The following summarizes our debt and other contractual obligations at December 31, 2013:

Description	Amount	Term
	$’000
Invoice discounting	5	Ongoing until facility terminated.
Note payable – related party	1,443	Payable in full on December 31, 2013
Inter-company loan	1,245
Finance lease agreements	154	Mix of 3 & 10 year term commencing August 2005 to October 2012

	2,847

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with, and the economic status of, the Company's customers. The Company analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2013 there is no allowance for doubtful accounts.

The Company's customer base consists of 39 customers and relationships with customer staff are maintained across the Company's business including the finance department. Most of the revenue growth comes from customers for whom the Company has provided an EMS service for some time and who have a strong financial status. Accounts receivable issues are identified and resolved with the customer prior to the date at which the invoice falls due for payment and issues escalated and resolved through the sales force if necessary. Equally late payments are followed up promptly to ensure the earliest identification of problems and that further product is not shipped to compound the problem. Thus the accounts receivable ledger reflects receivables which are current or one month past due and therefore the need for an allowance for doubtful accounts is small.

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

Our management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

To evaluate the effectiveness of our internal controls over financial reporting, the Company has adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992) and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies, also issued by COSO.

Based on the Company’s evaluation of its internal controls as of December 31, 2013, the Company’s principal executive officer and principal financial officer concluded that the Company’s internal controls over financial reporting were effective.

(c) Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officers and directors are as set forth below:

Name	Age	Office

Vivian Lam	45	President, Chief Financial Officer, Secretary and Director
David Davies	48	Managing Director of Axiom Manufacturing Services Ltd.
Woon Chew Chai	55	Director

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% stockholders were satisfied during the fiscal year ended December 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

None of the Company's executive officers receive salary or other kind of compensation from the Company, except David Davies, Managing Director of the Company's subsidiary Axiom Manufacturing Services Ltd., who received approximately $224,850 in salary and approximately $47,634 in pension in 2013. Mr. Davies was appointed Axiom's managing director in May 2009.  In accordance with Item 402(a) (5) of Regulation S-K, the Company has omitted certain columns from the table required by Item 402(b).

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of March 17, 2014, by each person who is known by us to own beneficially more than 5% of our outstanding common stock. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

	Name and Address	Number of Shares	Percentage
Title of Class	Of Beneficial Owner	Beneficially Owned	of the Class

Common Stock	Great Admirer Ltd (i)	17,601,002	94.8% (ii)
	Unit 1002, 10/F, Euro Trade Centre
	13-14 Connaught Road and 21-23 Des Voeux Road, Central
	Hong Kong

(i) Great Admirer Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

(ii) Percentage of ownership is based on 18,564,002 shares of common stock outstanding as of March 17, 2014.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others

During the year the Company received additional funding of $100,000 from Great Admirer Limited. Great Admirer Limited is the Company’s holding company. During the final quarter an amount of $60,000 was accrued between Axiom and AMS for services recharged. At December 31, 2013 the Company had outstanding loans to affiliates in the amount of approximately $1,245,000.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees: The aggregate fees billed by the Company's auditors for professional services and in connection with the audit of the Company's financial statements for the year ended December 31, 2013 and 2012 and reviews of the Company's interim financial statements included in the Company's Forms 10-K and 10-Q for the fiscal years 2013 and 2012 were $70,000 and $52,500.

(2) Audit-Related Fees: The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

(3)  Tax Fees:  $3,500 and $7,000 were paid in 2013 and 2012, respectively, for tax return preparation.

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

Date:  March 31, 2014

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Vivian Lam		March 31, 2014
Vivian Lam	President and Chief Financial Officer
(Principal executive officer, Principal financial officer and Principal accounting officer and Director)

/s/ Woon Chew Chai
Woon Chew Chai	Director	March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Oxford Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Oxford Technologies, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Technologies, Inc. as of December 31, 2013 and 2012, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

March 27, 2013

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	US $'000	US $'000
ASSETS
Current Assets:
Cash and cash equivalents	2,437	2,517
Accounts receivable	10,689	10,724
Inventory, net	8,567	9,276
Line of credit	2,772	2,893
Other current assets	550	282
Total Current Assets	25,015	25,692

Property and equipment, net of accumulated depreciation of $22,987 and 28,229	8,643	8,823

Deferred tax assets - (net non-current)	1,711	1,359
Security deposits	46	45
Total Assets	35,415	35,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	8,750	9,409
Accounts payable, related party	1,245	1,124
Taxes payable	1,065	1,495
Accrued liabilities	2,503	2,302
Capital Leases - current portion	90	222
Note payable - related party	1,443	1,416
Deferred income	1,483	3,375
Total Current Liabilities	16,579	19,343

Long-term Liabilities
Capital leases, non-current portion	64	151
Total Long-term Liabilities	64	151
Total Liabilities	16,643	19,494

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized, 18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,441)	(3,170)
Accumulated deficit	(12,267)	(13,885)
Total Stockholders' Equity	18,772	16,425
Total Liabilities and Stockholders' Equity	35,415	35,919

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	December 31, 2013	December 31, 2012
	US $'000	US $'000

Net Sales	44,235	47,609
Cost of Goods Sold	(37,360)	(39,649)
Gross Profit	6,875	7,960

Operating Expenses
Selling, general and administrative	6,248	6,377
Operating Income / (Loss)	627	1,583

Other Non-Operating Income and Expenses
Rental income	782	900
Interest income	3	4
Interest expense	(101)	(131)
Net Income / (Loss) before Income Tax Benefit	1,311	2,356

Income tax benefit / (expense)	307	183
Net Income / (Loss)	1,618	2,539

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	729	407

Comprehensive Income / (Loss), net of tax	2,347	2,946

Basic and Diluted Earnings / (Loss) Income per Common Share	0.09	0.14

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other	Total	Total
	Preferred Stock		Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Income (Loss)	Deficit	Equity
		USD $000		USD $000	USD $000	USD $000	USD $000	USD $000
Balance, December 31, 2011	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,577)	$ (16,424)	$ 13,479
Net income for the year	-	-	-	-	-	-	2,539	2,539
Cumulative foreign currency translation adjustment	-	-	-	-	-	407	-	407

Balance, December 31, 2012	-	$ -	18,564,002	$ 2	$ 33,478	$ (3,170)	$ (13,885)	$ 16,425

Net income for the year	-	-	-	-	-	-	1,618	1,618
Cumulative foreign currency translation adjustment	-	-	-	-	-	729	-	729

Balance, December 31, 2013	-	$ -	18,564,002	$ 2	$ 33,478	$ (2,441)	$ (12,267)	$ 18,772

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2013	December 31, 2012
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	1,618	2,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,143	1,090
Deferred taxation	(307)	(190)
Changes in operating assets and liabilities:
Accounts receivable	515	(3,724)
Inventory	840	(1,763)
Prepaid expenses	(259)	55
Accounts payable	(795)	4,130
Taxes payable	(435)	454
Accrued liabilities and other payables	149	877
Deferred income	(1,849)	1,436
Cash provided by operating activities	620	4,904

Cash Flows from Investing Activities:
Purchase of property and equipment	(812)	(1,115)
Cash used in investing activities	(812)	(1,115)

Cash Flows from Financing Activities:
Net borrowings under line of credit	167	(3,885)
Proceeds from related party	160	100
Debt instrument periodic payment - principal	(213)	(158)
Cash provided by (used in) financing activities	114	(3,943)

Effect of foreign currency translation on cash	(2)	114

Net decrease in cash and cash equivalents	(80)	(40)

Cash and Cash Equivalents, Beginning	2,517	2,557

Cash and Cash Equivalents, Ending	2,437	2,517

Supplemental Cash Flow Information:
Cash Payments For:
Interest	20	131

Taxes	-	-

The accompanying notes are an integral part of the consolidated financial statements.

OXFORD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

The continuing operations of the Company reflect the consolidated operations of Oxford and its wholly-owned subsidiaries, Axiom and AMS.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation - The consolidated financial statements include the transactions of the Company and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Net Income/ (Loss) Per Common Share - Income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities in 2013 and 2012. Accordingly, basic and dilutive income (loss) per common share are the same.

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

Shipping and Handling Costs – The Company’s shipping costs are split between cost of goods sold and operating expenses for all periods presented. The amount included in operating expenses was $226,000 in 2013 and $165,200 in 2012.

Warranty – All products manufactured are warranted to be of satisfactory quality, comply with specification and free from defects in components (subject to the Company being able to prove they comply with specification) and workmanship. The products are warranted for a period of 12 months from the date of delivery. In the event that product fails to comply with this warranty, within 5 days of receipt the customer can return the product for replacement or beyond this period return the product for repair. For items repaired, the cost of the repair is expensed at the time it is incurred. Axiom Manufacturing Services does not accrue warranty cost because it estimates it to be immaterial according to past history.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2013 and 2012, and thus has not set an allowance for doubtful accounts for the year ended December 31, 2013.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of raw materials (components), work in progress and finished goods and is valued as follows: raw materials are valued at the actual cost of the material; both work in progress and finished goods are valued at the standard cost of the material used to manufacture these products plus an allowance for labor and overhead utilized to get these products to their current stage of completion.

Property, plant and Equipment - Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of various asset classes as follows:

Building & building improvements	20 - 45 years
Machinery & equipment	5 - 10 years
Fixtures & fittings	3- 8 years

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $141,000. The Company also maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Seven customers represent eighty three percent (83%) and seventy three percent (73%) of sales respectively in 2013 and 2012. Seven customers represent eighty nine percent (89%) and eighty six percent (86%) of Accounts Receivable respectively in 2013 and 2012. The majority of revenue is generated from the UK.

Advertising Costs - The Company expenses advertising costs when incurred. Advertising costs incurred amounted to $6,830 and $25,600 for December 31, 2013 and 2012 respectively.

Comprehensive Income - The Company's comprehensive income for the year ended December 31, 2013 and 2012 includes foreign currency translation gains.

Funding Arrangements – The Company has an invoice discounting facility provided by its bankers under which the bank advances up to 80% of the value of qualifying invoices on presentation. This is repaid when the customer settles the invoice with the remaining 20% released to the Company less bank charges at this time. The Company is responsible for collecting the debt. Security for advances under this facility is provided by a charge over the accounts receivable of the Company. Axiom Manufacturing Services accounts for this as a transfer of receivables as a secured borrowing with pledge of collateral. Management believes that this treatment complies with guidance provided in FASB ASC 860-30-25. Borrowings on this facility amounted to $0.005 million and $0.3 million December 31, 2013 and 2012, respectively. Borrowings are included within ‘Line of Credit’ on the balance sheet. Interest expense amounted to $0 and $0.008 million for the years ending December 31, 2013 and 2012. The interest charged on this facility is included within interest expense under ‘Other Income and Expenses’. Charges incurred amounted to $0.2 for both the years ended December 31, 2013 and 2012. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income.

Line of Credit – The components of this balance sheet account are shown below:

	December 31, 2013	December 31, 2012
	US $'000	US $'000

Current Account	2,740	3,226
Deposit Account	50	49
Invoice Finance	(5)	(304)
Unpresented Checks	(13)	(78)

Total	2,772	2,893

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

3.  PROPERTY AND EQUIPMENT

Property, plant and equipment at December 31, 2013 and 2012, consisted of the following:

	December 31, 2013	December 31, 2012
	US $'000	US $'000

Building & building improvements	14,365	14,365
Machinery & equipment	10,687	16,522
Fixtures & Fittings	6,578	6,165
	31,630	37,052
Less : accumulated depreciation	(22,987)	(28,229)

Total	8,643	8,823

Depreciation expenses amounted to $1.1 million for both years ended December 31, 2013 and 2012.

4.  INVENTORIES

Inventories at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
	US $'000	US $'000

Raw Materials	5,763	3,994
Work in Progress	2,311	4,101
Finished Goods	493	1,181

	8,567	9,276

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

Year ended December 31,	2013	2012
	US $'000	US $'000

Borrowings	5	304
Charges	170	181
Interest	0	8

6.     NOTE PAYABLE –RELATED PARTY

Axiom MS Limited, the wholly-owned subsidy of Oxford Technologies, Inc. has a note payable to Global Select Limited. The amount owed as at December 31, 2013 was $1.4 million and was payable on demand at December 31, 2013. Interest is charged at 6% per annum and accrued in the amount of $0.08 million for both periods ended December 31, 2013 and 2012. There is no penalty for not paying by December 31, 2013 as the note is renewed annually.

7.    CAPITAL LEASES

The Company is leasing a Flying Probe Machine from HSBC Bank Asset Finance. The lease term is five years with an expiration date of October 2015. At the end of the lease the machine will be owned by the Company. Monthly payments including principal and interest are $6,277.

The Company is leasing computers and laptops from Dell under five hire purchase contracts. The terms are 36 months with commencement dates from March 2011 to May 2012. Monthly payments including principal and interest range from $475 to $1,581.

Future principal lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

Year ended December 31,	US $'000

2014	90
2015	64
2016	0
2017	0
Total	154
Less current portion	(90)
Long-term portion	64

These assets are being depreciated over their estimated useful economic lives and are included in the depreciation expenses for the years ending December 31, 2013 and 2012.

8. OPERATING LEASES

The Company is leasing seven (7) vehicles.  Each lease runs for three (3) years and the repayments range from $415 to $1,003.

The Company leases approximately 1,000 square feet of office space at 80 Wall Street, Suite 818, New York, NY 10005. The rent is approximately $34,600 per year, and currently the lease is on a month-by-month basis.

Future minimum lease payments are as follows:

Year Ended December 31 (amounts in thousands of dollars):

2014	$55
2015	32
2016	10
$97

9.  DEFERRED INCOME

The Company has deferred income in the form of rental income and sales. The amount of deferred income recorded for the fiscal year ended December 31, 2013 was $1.5 million.

10.   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The main expense categories within this category and the values expensed during the years ended December 31 2013 and 2012:

Year ended December 31,	2013	2012
	US $'000	US $'000

Facilities and maintenance	919	1,110
Other personnel costs	2,346	2,367
Rent and rates	370	376
Bank charges	181	192
Insurance	177	109
Advertising and promotion	91	90
Indirect materials	373	428
Research and development	51	0
Travel and motor	77	120
Other	1,139	1,459
Indirect depreciation	524	126

	6,248	6,377

11.  RENTAL INCOME

The Company's subsidiary has subleased certain of its spaces on an annual basis for $0.7 million per year. The lease term is from July 1, 2011 through June 30, 2014.  The Company also leases un-contracted space for $0.03 million per year.

12.  INCOME TAX

The Company has implemented ASC 740 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes.

The Company's subsidiary, Axiom has UK carry forward losses amounting to $18,614,264 and $19,841,000 in 2013 and 2012, respectively. The US parent company has $1,031,228 of carryforward losses that expire through the year 2031.The components of the deferred tax asset and the related tax benefit, based upon UK and US corporate tax rates of 35% and 20%, are as follows:

	Year Ended December 31,
	2013	2012
Deferred tax asset:	US $'000	US $'000

Net operating loss carry forward, combined	19,645	20,761
Excess of depreciation over taxation allowances and other small
temporary differences	46	145
Total Components of deferred tax assets	19,691	20,906

Deferred tax assets	4,688	5,427
Valuation allowance UK	(2,617)	(3,746)
Valuation allowance US	(360)	(322)
Net deferred tax assets	1,711	1,359

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

A reconciliation of income tax expense (benefit) to the amount computed using statutory US tax rate of 35% is as follows:

	Year Ended December 31,
	2013	2012
	US $'000	US $'000

Standard US rate corporation tax charge (35%)	476	825
Benefits and taxes related to foreign operations	(532)	(1,449)
Change in valuation allowance	(1,091)	441
Change in future tax rates	840	-
Total taxable expense (benefit)	(307)	(183)

The US maximum Federal corporate rate is 35% and the minimum is 15%. The effective rates used in the UK were 25% and 20% for the years ended December 31, 2013 and 2012, respectively.

The change in valuation allowances includes an increase of $124,000 related to recognized deferred tax assets in 2013 previously fully reserved by the valuation allowance, resulting from projections of taxable UK income in 2013 and 2014 including taxable differences created in the current and prior years.

Changes in estimates of prior taxes and NOL carryforwards include changes and effects of projected tax rates on NOL carryforwards, including the UK rate used of 25% and 20% during the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,
	2013	2012
	US $'000	US $'000

Current:
Federal	-	-
State	-	-
Foreign	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	(307)	(183)
Total taxable expense (benefit)	(307)	(183)

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

13.   BENEFIT PLANS

The Company maintains a defined contribution plan for all its employees. The Company's contribution to the plan was $0.3 million for the year ended December 31, 2013 and $0.2 million for the previous year.

14.    RELATED PARTY TRANSACTIONS

During the year the Company received additional funding of $100,000 from Great Admirer Limited.  Great Admirer Limited is the Company’s holding company.

During the final quarter an amount of $60,000 was accrued between Axiom and AMS for services recharged.

The Company has a promissory note payable to Global Select Limited for $1,443,000 which became payable on December 31, 2013 and was renewed for an additional year.

The Company also has an amount of $38,000 payable to SSP Holdings Limited.

At December 31, 2013 the total amount the Company had payable to affiliates amounted to approximately $1,245,000.

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