Form 10-Q
period 2014-03-31
OXFORD TECHNOLOGIES INC
filed 2014-05-08
CIK 1169567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,564,002 shares of common stock as of May 6, 2014.

OXFORD TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Item 1.

Financial Statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	US $'000	US $'000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	2,275	2,437
Accounts receivable	11,402	10,689
Inventory, net	10,547	8,567
Line of credit	-	2,772
Other current assets	244	550
Total Current Assets	24,468	25,015

Property and equipment, net of accumulated depreciation of $23,455 and $22,987	9,805	8,643

Deferred tax assets - (net non-current)	1,721	1,711
Security deposits	46	46

Total Assets	36,040	35,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	8,485	8,750
Accounts payable, related party	1,249	1,245
Line of credit	782	-
Taxes payable	935	1,065
Accrued liabilities	1,789	2,503
Capital Leases - current portion	344	90
Note payable - related party	1,452	1,443
Deferred income	372	1,483
Total Current Liabilities	15,408	16,579

Long-term Liabilities
Capital leases, non-current portion	1,059	64
Total Long-term Liabilities	1,059	64
Total Liabilities	16,467	16,643

Stockholders' Equity
Preferred stock, $.0001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.0001 par value, 80,000,000 shares authorized,
18,564,002 shares issued and outstanding	2	2
Additional paid in capital	33,478	33,478
Accumulated other comprehensive income	(2,325)	(2,441)
Accumulated deficit	(11,582)	(12,267)
Total Stockholders' Equity	19,573	18,772
Total Liabilities and Stockholders' Equity	36,040	35,415

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2013
	US $'000	US $'000

Net Sales	12,355	13,544
Cost of Goods Sold	(10,256)	(11,165)
Gross Profit	2,099	2,379

Operating Expenses
Selling, general and administrative	1,631	1,323
Operating Income	468	1,056

Other Non-Operating Income and Expenses
Rental income	217	190
Interest income	1	1
Interest expense	(6)	(5)
Net Income before Income Tax Benefit	680	1,242

Income tax benefit	5	-
Net Income	685	1,242

Other Comprehensive Income / (Loss)
Foreign currency translation and transaction adjustment, net of tax	116	(837)

Comprehensive Income	801	405

Basic and Diluted Earnings Income
per Common Share	0.04	0.07

Weighted Average Common Shares Outstanding	18,564,002	18,564,002

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2014	March 31, 2014
	US $'000	US $'000
Cash Flows from Operating Activities:
Net Income	685	1,242
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	331	279
Changes in operating assets and liabilities:
Accounts receivable	(646)	1,051
Inventory	(1,923)	2,658
Prepaid expenses	305	150
Accounts payable	(316)	(4,902)
Taxes payable	(136)	(98)
Accrued liabilities and other payables	(727)	(625)
Deferred income	(1,117)	(2,434)
Cash used in operating activities	(3,544)	(2,679)

Cash Flows from Investing Activities:
Purchase of property and equipment	(115)	(3)
Cash used in investing activities	(115)	(3)

Cash Flows from Financing Activities:
Net borrowings under line of credit	3,559	2,554
Proceeds from related party	4
Debt instrument periodic payment - principal	(48)	(62)
Cash provided by financing activities	3,515	2,492

Effect of foreign currency translation on cash	(18)	(157)

Net decrease in cash and cash equivalents	(162)	(347)

Cash and Cash Equivalents, Beginning	2,437	2,517

Cash and Cash Equivalents, Ending	2,275	2,170

Supplemental Cash Flow Information:
Non cash investing and financing activities:
Equipment acquired by capital lease	1,295	-

Cash payments for Interest	6	4

Cash payments for Taxes	-	-

See accompanying notes to the unaudited condensed consolidated financial statements

OXFORD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2014

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto that are included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Revenue Recognition

Sales revenues are generally recognized when the products are shipped to the customers or services are rendered, net of discounts, returns and allowances. All revenues generated and the associated cost of sales incurred relate to the EMS service offering (manufacturing of OEM customer products) in 2014, with 99% of revenues coming from this source and the remaining percentage of revenue and cost of sales relating to the provision of a market return and repair service.

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

	March 31, 2014	December 31, 2013
	US $'000	US $'000

Raw Materials	6,200	5,763
Work in Progress	3,550	2,311
Finished Goods	797	493

	10,547	8,567

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the UK which are insured by the Financial Services Authority up to limits of approximately $142,000. The Company also maintains cash balances at financial institutions which from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the US. As of March 31, 2014 and 2013 the Company did not have any deposits in excess of the federally insured limits in its US banks. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Accounts receivable are unsecured and are derived from revenues earned from customers located in the UK. Five customers represent 79% and 78% of sales respectively in 2014 and 2013. Six customers represent 88% and 75%  of accounts receivable respectively in 2014 and 2013. The majority of revenue is generated from the UK.

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

The Company was in credit on this facility as at March 31, 2014 of $2.9 million, the Company was also in credit as at March 31, 2013 of $2.1 million. The balance on this account is included within Line of Credit on the balance sheet.

Charges incurred amounted to $0.05 million to March 31, 2014 as compared to $0.04 million to March 31, 2013. No interest was charged for the period ended March 31, 2014 or for the same period of the previous year. This is due to the facility being used less. Charges are included within ‘Operating Expenses’ in the statement of operations and comprehensive income and interest charged on this facility would normally be shown within interest expense under ‘Other Income and Expenses’.

Line of Credit

The components of this balance sheet account are shown below:

	March 31, 2014	December 31, 2013
	US $'000	US $'000

Current Account	20	2,740
Deposit Account	49	50
Invoice Finance	2,891	(5)
Unpresented Checks	(3,742)	(13)

Total	(782)	2,772

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards updates have been issued through 2014-08.

3.       COMMITMENTS

Capital Lease

At the end of each lease the Company will purchase the equipment. The leases are a mixture of 3 and 5 year terms.

Future principal lease payments are as follows:

Year ended December 31,	US $’000

2014	344
2015	303
2016	259
2017	259
2018	238
Total	1,403
Less current portion	(344)
Long term portion	1,059

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

RESULTS OF OPERATIONS

Three-month periods ending March 31, 2014 and 2013

Revenues

Revenues for the three month period ended March 31, 2014 were $12.4 million a decrease of 9% as compared to $13.5 million for the three months ended March 31, 2013. The first quarter of 2013 included a large contract from a customer which ended in 2013 this accounts for the comparable decrease in 2014.

Cost of Sales

Cost of sales consists of the material cost of goods sold, direct overhead, direct wages, direct utilities and direct depreciation expenses. For the three months ended March 31, 2014 cost of sales were $10.3 million as compared to $11.2 million for the same period of the previous year. Cost of sales as a percent of revenue was 83% compared to 82% for the previous year. The increase is due to an increase in direct wages.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. For the three months ended March 31, 2014 operating expenses were $1.6 million an increase of 23% compared to $1.3 million for the same period of the previous year. The increase is mainly due to increases in the following wages, travel, welfare, test consumables, maintenance, telephone and freight.

Rental Income

For the three months ended March 31, 2014 rental income was $0.2 million the same figure as the three months ended March 31, 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 amounted to $0.006 million as compared to $0.005 million for the three months ended March 31, 2013.

Net Income

For the three months ended March 31, 2014 net income was $0.7 million compared to $1.2 million for the three months ended March 31, 2013. This resulted in a basic income per share of $0.04 on weighted average common shares outstanding of 18,564,002 for the three months ended March 31, 2014 as compared to $0.07 for the same period of the previous year.

Liquidity and Capital Resources

The Company’s primary source of capital is cash provided by operations and borrowings under its credit facilities. As of March 31, 2014 the Company had cash and cash equivalents of around $2.3 million.

For the three months ended March 31, 2014 net cash used in operating activities was $3.5 million as compared to $2.7 million for the same period of the previous year. Much of the net cash used is due to an increase in inventory.

For the three months ended March 31, 2014 net cash used in investing activities was $0.1 million as compared to $0.003 million for the same period of the previous year. The increase is due to the purchase of some large machines during the first quarter of 2014.

For the three months ended March 31, 2014 net cash provided by financing activities was $3.5 million as compared to $2.5 million for the same period of the previous year. This amount is due to an increase in the borrowings from line of credit.

For the three months ended March 31, 2014 short-term capital needs were met by invoice discounting, finance lease arrangements, inter-company and bank loans. The Company’s banking facilities comprise an invoice discounting facility with a maximum advance limit of $3.3 million subject to the level of qualifying sales invoiced. Interest rates are calculated with reference to bank base rates.  At March 31, 2014 interest on invoice discounting facility was charged at 2% above Base. The inter-company loan interest rate is 5%, the finance lease agreements have varying interest rates ranging from 6% to 7.5% and the note payable demands an interest rate of 6%.  The accounts receivable of the Company is collateral for this arrangement.

The following summarizes our debt and other contractual obligations at March 31, 2014.

	Amount
Description	$'000	Term
Invoice discounting	(2,891)	Ongoing until facility terminated.
Note Payable – related party	1,452	Payable in full on December 31, 2014
Accounts payable - related party	1,249	Inter-company loan
Finance lease agreements	1,403	Mix of 3 & 10 yr term commencing September 2008 to March 2014
	1,213

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

Critical Accounting Policies

Disclosure of the Company’s significant accounting policies is included in Note 2 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

ITEM 3.   Quantitative & Qualitative Disclosures about Market Risk

This item is not required for a smaller reporting company.

ITEM 4.   Controls & Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

(b) Changes in Internal Controls over Financial Reporting

During the first quarter of 2014 there was no change in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Information

Not applicable

Item 1A. Risk Factors

Our 2013 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

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

Date: May 8, 2014